Form 10-K
period 2020-12-31
ECO INNOVATION GROUP, INC.
filed 2021-04-15
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-248871

ECO INNOVATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	85-0842591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16525 Sherman Way, Suite C-1 Van Nuys, CA	91406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 922-4356

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ECOX	OTC Markets

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s most recently completed fiscal year, was $2,597,971 based upon the closing price of the common stock as reported on the OTC Markets.

There were 139,930,680 shares of common stock outstanding as of December 31, 2020.

There were 177,690,483 shares of common stock outstanding as of April 14, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains some statements that are not historical or current facts and that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Such forward-looking statements express our management’s expectations, beliefs, and intentions regarding the future. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the factors referenced in this Annual Report under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All forward-looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties, and you should not place undue reliance on any forward-looking statement. We undertake no obligation to update or revise any forward-looking statement, except as may be required under applicable securities laws.

PART I

Item 1. Business

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” mean Eco Innovation Group, Inc.

Business Strategy

Eco Innovation Group, Inc. is a socially responsible and sustainability-focused technology incubator devoted to the commercialization of select intellectual property that, given the right business platform, has the potential to achieve high-value commercial success. Our value creation strategy is a strategic approach to environmental sustainability: we seek innovative socially responsible products and technologies with the potential to create globally important paradigm shifts in energy efficiency and environmental sustainability. Consistent with our strategy, we seek to license, develop and market environmentally sustainable and socially responsible technologies that have compelling market potential.

Market Opportunity

We believe our strategic approach to environmental sustainability and socially responsible technology development offers an attractive value proposition. Environmental sustainability and social responsibility are at the core of a rapidly growing target market recognized for its growth prospects, driven by consumer preference, competitive imperative, regulatory impacts, investor mandates and capital markets. Consumers, both individual and institutional, are core to the change.

According to a report published by Deloitte in February 2020, environmental, social, and governance (ESG) investing is rapidly growing in major global economies and capital markets. As reported by Deloitte, ESG-mandated assets in the United States could grow almost three times as fast as non-ESG-mandated assets to comprise half of all professionally managed investments by 2025, and an estimated 200 new funds in the United States with an ESG investment mandate are expected to launch over the next three years, more than doubling the activity from the previous three years. Also, the Governance and Accountability Institute suggested that 86% of S&P 500 companies published sustainability reports in 2018 – up from 20% in 2011. Studies conducted by NYU Stern and Bank of America reported that consumers are also increasingly looking to align themselves with sustainable companies that serve a greater social purpose.

In our approach to the Company’s market opportunity, we not only look for great people with great technology, as part of our nine-step “Evaluation to Market” discipline, we also look to choose scalable technology opportunities and to maximize profit margins.

Business Model

As a technology incubator, Eco Innovation Group works to bring new technologies to consumers by providing the services needed to manufacture and distribute products incorporating the technology. We provide technology developers with strong commercialization support from concept and product development to marketing and promotion, as described in greater detail below. With a focus on socially responsible and sustainable technologies, we seek out innovative inventors developing technologies with socially responsible benefits in the areas of energy efficiency, carbon emissions reduction, environmentally sustainable housing, green foods, and clean water. We focus specifically on developing sustainable and socially responsible technologies for the U.S. and international markets.

Our services are provided through a nine-step “Evaluation to Market” process, used to identify and develop scalable technology opportunities that will have market potential with the application of strong commercialization support. The Evaluation to Market process consists of the application of our capital and management expertise through our provision of the following services:

1.	Idea Generation: identifying goods and services that fit our corporate socially responsible and sustainable objectives.

2.	Idea Screening: working directly with Inventors, Developers and Entrepreneurs to identify products and services for commercialization.

3.	Concept Development and Testing: working directly with Inventors, Developers and Entrepreneurs to build prototypes and proof of concept for commercialization.

4.	Market Strategy Development: there are lots of great ideas, but not all pass the market strategy development. The market analysis helps us determine if a product has market potential and also meets our corporate objectives.

5.	Business Analysis: During this process we identify markets, competition, cost analysis, manufacturing options, logistics and distribution channels.

6.	Technology Licensing: using our attorneys to protect IP with patents and trademarks as well as licensing agreements.

7.	Product Development: engineering design, manufacturing prior to market introduction.

8.	Test Marketing/Promotion: using market analytics to test market and solidify our market projections.

9.	Commercialization: introducing products to market and realizing revenue.

The Company currently has three product technologies in steps six and seven of the above process: the JouleBox® Power Station, the PowerBoosterTM electric generation technology, and the MagnoSpringTM spring magnetic motor. As part of the application of our capital and management expertise through this nine-step Evaluation to Market process, the Company works closely with our inventors and innovators to develop and test the product concepts and applications, to build application-ready prototypes, to develop the technology marketing strategies, and work with the independent distributors as well as the contract manufacturers to get final products to consumers. While the Company does not create or originate the technologies behind the products, we provide these valuable services to enable the inventors of the technologies to take their innovations from concept to market. The Company has identified and is working directly with several contract manufacturers to allow us to scale manufacturing capacity to meet expected product demand.

By employing a business plan purposefully designed to use leased employees, independent contractors and contract manufacturers to scale production and meet the demands of taking our products to market, the Company believes it will be able to accomplish its goals of delivering products at the lowest cost and greatest efficiency utilizing its limited infrastructure.

Our Technology Agreements

JouleBox® Power Station Contract Manufacturing Agreement

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc. (“Eco-Gen”), pursuant to which the Company has contracted to manage the production and delivery of Eco-Gen’s JouleBox® Power Station. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO and controlling Stockholder, Julia Otey-Raudes, is a director and shareholder of Eco-Gen, and in that the Company’s offices are provided to the Company by Eco-Gen in a space located within Eco-Gen’s corporate offices. Our CEO and controlling Stockholder, Julia Otey-Raudes, owns 20.66% of Eco-Gen’s outstanding voting stock as of the date of this amended Prospectus.

Under the Eco-Gen agreement, the Company has contracted to provide material purchase and management services, supply base management services, final product and component production services, delivery services, inventory management services, and related financial services for the production and delivery of Eco-Gen’s JouleBox® Power Station. Pursuant to an addendum to this Eco-Gen agreement dated August 26, 2020, Eco-Gen is required to advance payment to the Company prior to the Company’s performance of these services with relation to Eco-Gen’s clients. The Company entered into this addendum to the agreement with Eco-Gen due to the credit risk that the Company perceived with relation to Eco-Gen’s clients, upon whose business Eco-Gen, and therefore the Company, are dependent. The Company records Eco-Gen revenue as earned, pursuant to the addendum to the Eco-Gen agreement.

To perform our obligations under the Eco-Gen agreement, the Company will engage contract manufacturers and other independent contractors to perform the services and charge the cost of goods and services through to Eco-Gen with a 15% margin. As the services will be outsourced by the Company using third parties, including (but not limited to) intellectual property legal counsel to register trademarks and patents, engineering and manufacturing firms to design and produce the Company’s products, and marketing and advertising firms, the Company plans to manufacture and source products under the Eco-Gen agreement with limited personnel resources.

Eco-Gen is a technology development and intellectual property holding company with no full-time employees. Eco-Gen’s management does not possess the time or resources to enter into the outsourcing agreements necessary to commercialize the company’s technology on their own, and as such, we understand that our services answer a specific need for Eco-Gen. With no full-time employees, Eco-Gen outsources the majority of its service needs. Our business model and service strategy are intended to meet that need, for Eco-Gen and for all of our customers.

Eco-Gen Energy, Inc. is a private Nevada corporation formed on March 23, 2009. According to the unaudited financial statements provided by Eco-Gen Energy, Inc., as of the fiscal year-end at December 31, 2019 and as of November 21, 2020, Eco-Gen has total current assets of $269,778.44 and $272,297.26, respectively, and total cash on hand as of November 21, 2020 is $267,297.26, consisting primarily of funds held in savings and checking accounts. According to Eco-Gen Energy, Inc.’s unaudited financial statements for the fiscal year ending December 31, 2019, Eco-Gen had total net loss of ($247,486.74), with total income at $812,224.23, total cost of goods sold of $430,551.94, gross profit of $381,672.29, and total expenses of $675,188.38. For the 2020 fiscal year as of November 21, 2020, Eco-Gen has total income of $25,800.00 and total cost of goods sold of $5,000.00, for a gross profit of $20,800.00, and total expenses of $28,281.18, for an operating loss of ($7,481.18) as of November 21, 2020, according to the unaudited financial statements provided by Eco-Gen Energy, Inc.

With relation to Eco-Gen’s primary contracted technology, the JouleBox® Power Station, the agreement between the Company and Eco-Gen requires that Eco-Gen pay all Company services in advance and does not require the Company to extend credit to Eco-Gen. As our services for the production of the JouleBox® Power Station must be pre-paid by Eco-Gen, we anticipate that none of the proceeds of this Offering will be necessary to allow the Company to perform services related to contract manufacturing of the JouleBox® Power Station under the contract with Eco-Gen. We expect our work with Eco-Gen to be focused primarily on the JouleBox® Power Station over the next 12 months following the Offering. Eco-Gen has a ten-year operating history and approximately 200 shareholders.

Our business with and anticipated revenue from Eco-Gen is dependent upon our ability to perform under our agreement with Eco-Gen, and dependent on both the functionality of Eco-Gen’s JouleBox® Power Station technology and the ability of Eco-Gen’s customers to pay Eco-Gen. According to Eco-Gen, Eco-Gen’s primary clients and business are with purchasers who have contracted with Eco-Gen for delivery of Eco-Gen’s products, where the Company will provide for the manufacture of those products. As such, our business and anticipated revenue from our agreement with Eco-Gen is completely dependent upon Eco-Gen’s business and anticipated revenue from Eco-Gen’s customers. Primarily, according to Eco-Gen, Eco-Gen’s business is dependent upon two clients who have contracted for the purchase and delivery of Eco-Gen’s products: a for-profit municipal enterprise dedicated to regional economic development and wholly owned and funded by a municipality in Puerto Rico, and a green technology distributor located in California, with total assets of $4,396,456, including current assets (cash and inventory) of $2,851,710, and year-to-date net revenues of $1,368,707, as of December 31, 2020. For specific risks related to our business with Eco-Gen, see the risk factor on page 17 titled “We face risks associated with our business with Eco-Gen Energy, Inc. that could harm our financial condition and results of operations.”

In relation to our agreement with Eco-Gen, Eco-Gen represents to us that Eco-Gen has received two purchase commitments from the above-mentioned customers related to the JouleBox® Power Station, for $13,749,875 from the Puerto Rican regional development enterprise, and $6,050,000 from the California green technology distributor, representing total current JouleBox® Power Station purchase commitments of $19,799,875. The purchase order in the amount of $13,749,875 was made on November 2, 2020, is for a 2 megawatt generator, and calls for a 50% down payment with the purchase order, and the balance due upon delivery of the 2 megawatt JouleBox® Power Station, with funds held in escrow by a California lawyer acting as escrow agent. The purchase commitment in the amount of $6,050,000 is in the form of a joint venture agreement, dated July 23, 2020, between Eco-Gen and the California green technology distributor, where that distributor will pay for the purchase of the joint venture’s JouleBox® Power Station as its consideration for the joint venture.

Under our agreement with Eco-Gen, these JouleBox® Power Station purchases will initiate our corresponding provision of services to Eco-Gen under our Master Outsourcing Contract Manufacturing Agreement with Eco-Gen, as we bear responsibility to cause those products to be manufactured for delivery to Eco-Gen’s customers. In the third quarter of 2020, Eco-Gen paid the Company $100,000 in cash for services towards fulfillment of these orders, which are service fees considered earned and non-refundable under the Eco-Gen agreement. As of the date of this 10k report, all services paid for by Eco-Gen have been performed pursuant to the relevant purchase orders. However, since the first phase of the contract is not complete, the Company has chosen to take conservative position of recording the deposit received as deferred revenue.

Eco-Gen’s JouleBox® Power Station is a 60kW hybrid generator capable of producing 525,600 kWh of electricity annually. JouleBox® Power Station units can be installed in arrays with complementary solar panels and lithium ion battery packs configured to meet any size commercial application to provide businesses with clean, renewable energy. More information on Eco-Gen and the JouleBox® Power Station is available at Eco-Gen’s website, http://eco-genenergy.com/.

Power BoosterTM Licensing Agreement

On June 16, 2020, the Company signed a Master Exclusive Licensing, Marketing, Distribution and Sales Agreement with the Bellagio IP Trust for the Power Booster™ technology, giving the Company the exclusive right to market Power Booster™ products. The Power Booster™ technology utilizes proprietary technologies incorporating electrical magnetism and high-speed switching technology to boost energy output from residential and commercial power systems. The Power Booster™ is based on advanced electronics that allow an electrical system within a home or business to be supplied with 880 watts of electricity and output useful electrical power of 2,200 watts while increasing the Power Factor (PF) and Total Harmonic Distortion (THD).

The Company licensed the Power Booster™ technology based on the Company’s belief that the technology has the potential to achieve high-value commercial success. Based on tests performed by the Company and the patent holder, the Power Booster™ technology can achieve up to a 60% saving in energy consumption, depending on multiple factors, including intended usage, quality of existing power source and overall system configuration, over standard generator technology. Actual energy savings will vary depending on overall application and other factors. The Company plans to engage third parties to market products using the Power Booster™ technology in the United States.

The core technology behind the Power Booster™ system is based on an innovative use of high-speed switching that is not currently available the U.S. generator market.  The system allows for energy creation in direct proportion to the induction of the magnetic field implemented into the system, thus creating useful electric energy from the magnetic field.  The Company plans to administer the marketing of the Power Booster™ system via multiple sales channels, including solar power electrical manufacturers, solar power systems integrators and installers, new homebuilders, and power system distribution companies. Additionally, the increased PF and THD mean that in some installations, when the device is properly installed and configured, the user will need less electricity.

The Exclusive Global Licensing Agreement with the Bellagio IP Trust (“Bellagio”)(the “Bellagio Agreement”) grants rights to the Company to market the Power Booster™ and other products developed by Bellagio. In exchange for the agreement, the Company has issued Bellagio a restricted stock grant of twenty-five million (25,000,000) restricted common shares in the Company and will pay to Bellagio a royalty of 11% of the net manufacturing price of all Power Booster™ products sold. With the Bellagio Agreement put into place, the Company is in the initial stages of marketing and distributing the Power Booster™ system and has thus far generated no revenue from the product. Since the signing date of the Exclusive Global Licensing Agreement with Bellagio, the impacts of Covid-19 on the 2020 business climate has impeded significant progress by the Company on this initiative. Due to international travel restrictions since March of 2020, the "Development and Manufacturing Agreement" mentioned in the agreement has not been executed yet, and the Company cannot be sure if or when, under the current global climate, that manufacturing agreement will be signed. Additionally, bringing the Power Booster™ technology to market will require significant financial inputs on the Company’s part over the next 12 months.

MagnoSpringTM Licensing Agreement

On October 26, 2020, the Company signed an Exclusive License Agreement with Fortin & Associates LLC, a Delaware limited liability company (“Fortin”), giving the Company the exclusive worldwide right to make, use, sell, lease, import, export, or otherwise dispose of products utilizing Fortin’s magnetic spring mechanical motor technology, including the right to have products using the energy efficient technology made by third party manufacturers. The MagnoSpringTM technology comprises a mechanical motor that produces the rotation of its shaft using a system of magnets and springs. Pursuant to the MagnoSpringTM technology licensing agreement with Fortin, after the completion of an operable prototype that provides proof of concept for the technology, Fortin shall, at the Company’s expense, procure patents for the MagnoSpringTM technology. Under the agreement, the Company is responsible for all costs for preparation, filing, prosecution and maintenance of patents for the MagnoSpringTM technology, and shall have final authority over all decisions concerning filing prosecution of patent applications and patents, including the selection of patent attorneys.

As compensation to Fortin for entering into the Exclusive License Agreement for the MagnoSpringTM technology with the Company, we agreed to pay Fortin (or its principals) a restricted stock grant of 6,000,000 shares of the Company’s common stock subject to a vesting schedule to be determined in the relevant stock grant agreement. Additionally, the Company will pay a royalty of 10% of the net cost of goods for products using the MagnoSpringTM technology that are manufactured and sold. The MagnoSpringTM technology licensing agreement is a continuing worldwide licensing agreement that according to its terms shall remain in effect during the complete lifetime of all patents for the MagnoSpringTM technology.

The Company is currently working with Fortin on the development of a MagnoSpringTM technology prototype, and our work on patenting the MagnoSpringTM technology has begun as of the date of this Prospectus. However, due to the impact of COVID 19 and other factors, the Company cannot be sure if or when the MagnoSpringTM technology will be brought to market and result in revenue for the Company.

The Company is active in negotiating additional licensing and joint ventures in the areas of electrical technologies, green energy, energy efficiency, innovative heat exchange technologies designed to reduce heating and cool costs for residential and commercial buildings, pathogen detection and mitigation, and green housing.  At this time, these remain unsigned and are in various stages of negotiations.

Corporate Information

The Company’s shares are quoted on the OTC Markets Pink Sheet tier, under the symbol ECOX. Our executive offices are located at 16525 Sherman Way, Suite C-1, Van Nuys, CA 91406, and our telephone number is (800) 922-4356.

We maintain an internet website, and our internet address is https://www.ecoig.com. The information on our website is not incorporated by reference in this Annual Report or in any other filings we make with the Securities and Exchange Commission (“SEC”).

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the second fiscal quarter of that year or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of that year.

Corporate History

Eco Innovation Group, Inc., was originally incorporated on March 5, 2001 as Dig-It Underground, Inc., a Nevada corporation that initially operated as an underground cable contractor. On September 29, 2008, the Company entered into a share exchange agreement with Haydin Group Enterprises (“Haydin”), a sole proprietorship, and concurrently resolved to wind down its cable installation business. By virtue of the share exchange agreement, the Company acquired an interest in Haydin’s salon equipment, office equipment, lease assignments for salon locations, reception office equipment, salon stations, and remodeled salon facilities that included upgraded and permitted electrical, plumbing and signage. The Company’s business focused on the operation of a string of high-end beauty salons in the Cedar Hill, Texas area.

On September 1, 2011, the Company entered into a share exchange agreement with Get Down Art, LLC, a Nevada limited liability company. The consummation of the share exchange provided the Company with original art and agreements with artists with licensing agreements with businesses. The Company acquired art inventory, accounts receivable, office leasing and build out. The Company resolved to unwind its previous acquisition of Haydin dated September 29, 2008.

On August 30, 2012, the Company acquired Haydin as a wholly owned subsidiary of the Company through a share exchange agreement wherein the Company issued fifty million shares of its common stock in exchange for all of the legal right title and interest in the assets of Haydin, which owned a chain of high-end beauty salons that focused on skin and hair care and nail care. Haydin also promoted sales of beauty supplies and products and sold to other salons in Texas. The Haydin beauty salons retained highly trained experienced cosmetologists who had a long history with the business. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition.

On January 5, 2016, the Company acquired Expressions Property Limited, LP, a Texas limited partnership and Expressions Chiropractic and Rehab Center, PA in a share exchange agreement. This acquisition allowed the Company to enter into the natural healing and chiropractic business in Cedar Hill and North Richland Hills, Texas.

Effective June 30, 2018, the Company resolved and agreed to spin out Haydin Group Enterprises, Expressions Property Limited, LP and Expressions Chiropractic and Rehab Center, PA as private entities and thereby unwinding the share exchange agreements entered into on August 30, 2012 and January 5, 2016, respectively.

The Company was subsequently an innovation incubator platform from 2018 until early 2020 that was devoted to globally important paradigm shifts in technology, sustainable products development, and research, will initially re introduce a more affordable, fire, hurricane and earthquake resilient steel framing system.

On February 28, 2020, our current CEO and controlling Stockholder, Julia Otey-Raudes, took over management and control of the company and transferred all of the IP relating to the Company’s old business model back to John English. In the related change of control transaction, Ms. Otey acquired 30,000,000 shares of super-voting Preferred Series A stock on February 28, 2020, and launched the company into a new direction. The Company is now an innovation incubator platform devoted to globally important paradigm shifts in technology, sustainable and carbon negative products development and practical deployment worldwide. ECOX will initially introduce a revolutionary power booster for homes and offices that, when installed as directed, holds the potential to reduce energy consumption, depending on configuration by up to 60% and other energy saving related technologies.

Description of property

The Company does not lease or own an office, any real estate or assets as of the year ended December 31, 2020, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

Reports to security holders

We are required to file annual, quarterly and current reports with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to our Business

There could be unidentified risks involved with an investment in our securities.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire Prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

General risk relating to COVID-19 pandemic

The novel coronavirus (COVID-19) pandemic may have an unexpected effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

The COVID-19 pandemic has rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary facility closures, work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations. In addition, we expect to be impacted by a downturn in the United States economy, which could have an adverse impact on discretionary consumer spending and may have a significant impact on our business operations and/or our ability to generate revenues and profits.

In response to the COVID-19 disruptions, we have implemented a number of measures designed to protect the health and safety of our staff and contractors. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 outbreak and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact, among others. Additionally, while the extent to which COVID-19 ultimately impacts our operations will depend on a number of factors, many of which will be outside of our control. The COVID-19 outbreak is evolving and new information emerges daily; accordingly, the ultimate consequences of the COVID-19 outbreak cannot be predicted with certainty.

In addition to the COVID-19 disruptions possibility adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in these Risk Factors, including risks relating to changes due to our limited operating history; our ability to generate sufficient revenue, to generate positive cash flow; our relationships with third parties, and many other factors. We will endeavor to minimize these impacts, but there can be no assurance relative to the potential impacts that may be incurred.

Generally, while we believe the coronavirus may have a negative impact on our future financial results, the impact is difficult to assess at this time. Our newly implemented business plan has not yet generated revenue as of the date of this filing, and future results are speculative. As an early-stage company with a limited operating history, the effects of the coronavirus on our business plan are impossible to predict. Although we believe that responsive actions related to COVID-19 may adversely affect our future business, financial condition, liquidity, and cash flow, we are unable to predict the extent of any such impact as circumstances rapidly evolve.

Risks Related to Our Business and Industry

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition will be materially and adversely harmed. We are in the beginning stages of introducing new technologies to the marketplace and we have a very limited operating history on which investors can base an evaluation of our business, operating results, and prospects.  It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business.

We anticipate we will experience losses for the foreseeable future

We have reported losses and we expect these losses to continue as we seek to introduce our new technologies to the marketplace.

Our independent auditors' report for the fiscal years ended December 31, 2020 and 2019 have expressed doubts about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2020 and 2019 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has generated limited revenue and has had negative operating cash flows since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We may experience significant delays in the design, manufacture, launch, and financing of our products, which may increase the risk of your investment.

Any delay in the design, manufacture, marketing or sales of our products could materially damage our brand, business, prospects, financial condition and operating results, and thus the value of your investment.

We face significant barriers in our attempt to introduce our products to the marketplace, and if we cannot successfully overcome those barriers our business will be negatively impacted.

The market for our products has traditionally been controlled by a limited number of large corporations.  These large corporations could hold significant power relative to the installation of new technologies on the electric power grid or relative to the installation of new technologies connected to the power grid.  These corporations could seek to block our access to power grid connections, resulting in difficulties for our company to gain installations and revenues and profits. Our heat exchanger technologies are also new and as a result there could be market entry delays due to numerous competitive factors.

 We face significant market competition.

Our market sector is extremely competitive.  Our competitors include numerous larger, diversified companies that have more financial, marketing and other resources, distribution networks and greater name recognition than us. Our ability to be successful will depend on many factors, some of which may be outside of our direct control.

We are often dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our system and/or the system of our customers at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results.

Our supply chain exposes us to multiple potential sources of delivery failure or component shortages.  For example, earthquakes, floods or other natural disasters could negatively impact our supply chain. We are currently evaluating, qualifying and selecting our suppliers for future production and we intend to establish in the future dual suppliers for several key components of our products, although we expect that a number of components will be single-sourced. We have in the past experienced source disruptions in our supply chains, which have caused delays in our production process and we may experience additional delays in the future with respect to our current products and other products we produce in the future.

Changes in business conditions, wars, governmental changes and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of component parts will be available when required on terms that are favorable to us, at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner.  The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our customers, which could hurt our relationships with our customers and also materially adversely affect our business, prospects and operating results.

Increases in costs, disruption of supply or shortage of major components of our systems supplied by our vendors or to raw materials, could harm our business.

We may experience increases in the cost or a sustained interruption in the supply or shortage of components, raw materials and/or finished goods from our suppliers. Any such an increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results.

Product sales lead times may be significant and could negatively affect our business.

Decision timeframes and sales cycles within our industry are often long with significant analysis being required before purchasing decisions are completed.  These long decisions and sales cycles may negatively affect our ability to generate revenues.

We are subject to substantial regulation and industry-standard guidelines related to the manufacturing of our products and relative safety requirements for our products

The industry in which we operate is highly regulated and there are considerable regulations regarding the manufacturing, labeling, marketing, and safety of our products.  While we take great care to comply with regulatory compliance, our inability could affect our ability to manufacture and market our products, thus affecting our ability to generate profits for the Company.

We are dependent on licensing agreements for several of our products.

While we believe our contracts, agreements and relationships with the entities from which we license various technologies are sound. There can be no assurance these license agreements will continue as envisioned. While we take great care to maintain good relationships with technology licensors, disagreements or attempts to cancel our contractual rights could negatively affect our business and our ability to generate revenues and/or profits.

Our future growth may be dependent upon consumers’ willingness to adopt new technologies relative to energy conservation, alternative electric generation, electrical storage technologies and alternatives to traditional heating and cooling technologies.

Our growth is highly dependent upon the adoption by consumers, governments, electric utility companies and private enterprises of alternative technologies.  If the market for our alternative technologies does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for our products is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, alternative energy generation and storage announcements and changing consumer demands and behaviors. There can be no assurance our new technologies will be accepted.

Other factors that may influence the adoption of our technologies include:

•	public perception of alternative forms of electricity generation, storage, and alternative heating and cooling technologies, especially relating to the adoption of these new technologies. While it is thought that the public’s perception of our technologies is positive, these can be no assurance these perceptions could change in the future.

•	advancement of alternative technologies. The marketplace in which we operate is experiencing considerable innovation. There can be no assurance that our competitors will not create alternative technologies that could place our products at a disadvantage in the market. Such technological advancements could negatively affect our business operations and our ability to produce profits.

•	reductions in the environmental impact of traditional fossil fuel electric generation;

•	the environmental consciousness of consumers;

•	volatility in the cost of oil, natural gas and other fuels. A significant long term decrease in the cost of alternatives could negatively affect our business operations and our ability to produce profits.

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	the availability of tax and other governmental incentives relative to electricity generation, storage or consumption;

•	perceptions about the technologies and the actual cost of both fossil fuels and alternative energy sources.

Our future growth may be dependent upon consumers’ willingness to adopt new technologies relative to pathogen detection, sterilization of interiors of buildings.

Our growth may be highly dependent upon the adoption by consumers, governments, and business of pathogen and illness mitigation technologies. If the market for new technologies that the Company may market in these areas does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for our potential new pathogen mitigation related products is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, and changing consumer demands and behaviors. There can be no assurance our new technologies will be accepted by the market.

If our suppliers or technology license partners fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity.

Our core values, which include developing the highest quality products while operating with integrity, are an important component of our brand image, which makes our reputation particularly sensitive to allegations of unethical business practices. We do not control our independent suppliers or their business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

We face risks associated with our business with Eco-Gen Energy, Inc. that could harm our financial condition and results of operations.

We expect the majority of our anticipated revenue to come from our Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc. Our business with and anticipated revenue from Eco-Gen is completely dependent upon certain factors, namely, our ability to perform under our agreement with Eco-Gen, on the functionality of Eco-Gen’s JouleBox® Power Station technology, and the ability of Eco-Gen’s customers to pay Eco-Gen. According to Eco-Gen, Eco-Gen’s primary clients and business are with purchasers who have contracted with Eco-Gen for delivery of Eco-Gen’s products, where the Company will provide for the manufacture of those products. As such, our business and anticipated revenue from our agreement with Eco-Gen is completely dependent upon Eco-Gen’s business and Eco-Gen’s anticipated revenue from Eco-Gen’s customers.

Our anticipated revenue from Eco-Gen is subject to numerous risks and uncertainties that include, in addition to the risk that we may be unable to perform our obligations to Eco-Gen, the following risks associated with Eco-Gen:

•	Eco-Gen’s current cash position, according to its unaudited financial statements, represented by Eco-Gen as total cash on hand as of November 21, 2020 of $267,297.26, is insufficient to complete its obligations under Eco-Gen’s current purchase orders, and insufficient to pay us to perform our related contractual obligations to manage the manufacture of Eco-Gen’s products;
•	Based on the fact that the two customers disclosed by Eco-Gen will not be required to pay 50% of their purchase prices until the units they purchased are delivered to them, according to Eco-Gen’s representations, and based on Eco-Gen’s current cash position disclosed above, as of the date of this filing, Eco-Gen does not have the necessary financial capacity to pay us to perform our obligations to Eco-Gen.

As a result of these risks, we cannot be certain that we will generate any revenue from our business with Eco-Gen Energy, Inc.

We manufacture critical components used within electrical and cooling/heating systems and, as a result, could be subject to litigation.

Product liability claims are common in the electrical product and heating and cooling systems industry. Even though we have not been subject to such claims in the past, we could be the defendant in a lawsuit including those related to product liability claims alleging defects in the design, manufacture or operation of our green technology products. Any litigation, regardless of its merit or eventual outcome, could result in significant legal costs and high damage awards or settlements. Although we currently maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or at adequate amounts.

If product liability lawsuits are brought against us, our business may be harmed, and we may be required to pay damages.

Our business exposes us to potential product liability claims that are inherent in the market for electrical systems and components and relative to the green technology and energy efficiency markets in which we do business. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

Regardless of the merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products

•	injury to our reputation;

•	significant litigation costs;

•	substantial monetary awards to or costly settlements with customers;

•	product recalls;

•	material defense costs;

•	loss of revenues;

•	the inability to commercialize new products or product candidates; and diversion of management attention from pursuing our business strategy.

Our business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of Management, as well as other personnel. We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business. Our success also depends on the ability of Management to form and maintain key commercial relationships within the marketplace. No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected. We do not maintain key-man life insurance on any of our executive employees.

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business.

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently do not have directors and officer’s insurance to protect our sole director or any new directors that may be appointed in the future and the Company against the possible third-party claims. This is due to the significant lack of availability of such policies at reasonably competitive prices. As a result, the Company and our executive directors and officers are susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

If we fail to maintain satisfactory relationships with future customers, our business may be harmed.

Due to competition or other factors, we could lose business from our future customers, either partially or completely. The future loss of one or more of our significant customers or a substantial future reduction of orders by any of our significant customers could harm our business and results of operations. Moreover, our customers may vary their order levels significantly from period to period and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event that in the future we lose any of our larger customers, we may not be able to replace that revenue source. This could harm our financial results.

Management of growth will be necessary for us to be competitive.

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and stockholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We depend on key personnel and have a difficult time recruiting needed personnel.

Our future success depends on the efforts of a small number of key personnel. In addition, due to our financial resources and specialized expertise required, we may not be able to recruit the individuals needed for our business needs. There can be no assurance that we will be successful in attracting and retaining the personnel we require to operate and be innovative.

Our strategies to grow our business may not be successful.

We are pursuing a variety of strategies to grow our business, including, as outlined below. There can be no assurances we will be able to successfully grow our business operations.

•	collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships;

•	pursuing sales in international markets; and

•	acquisitions of complementary products or technologies.

As a growing company, we have to develop reliable accounting resources and internal controls. Failure to achieve and maintain effective controls could prevent us from producing reliable financial reports.

Effective internal controls and accounting resources are necessary for us to provide reliable financial reports. We are in the process of implementing a system of internal controls. Failure to achieve and maintain an effective internal accounting and control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our business and financial results.

Risks of Government Action And Regulatory Uncertainty

Our products and operations are subject to extensive government regulation and industry association group compliance requirements.  Our failure to comply with applicable requirements could harm our business.

Our products are subject to extensive regulation in the United States and elsewhere.  Within the United States, there are numerous government agencies that regulate electrical components and the connection and operation of these components and systems. These may include but are not limited to Consumer Product Safety Commission (CPSC), Department of Energy (DOE), Environmental Protection Agency (EPA), Federal Communication Commission (FCC), Federal Trade Commission (FTC), Occupational Safety and Health Administration (OSHA).  Many states within the United States have similar bodies and the state Public Utilities Commission. Additionally, there are numerous industry associated standards created, such as those enacted by the National Electrical Manufacturers Association and other industry bodies, to which we could be required to adhere.

The government imposed and industry regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.   Lack of adherence to these many requirements could result in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

Our future sales could be affected by availability of government subsidies for wind, solar or other alternative energy production sources.

There are numerous U.S. federal, U.S. state, and non-U.S. government programs to subsidize wind, solar and other alternative forms of energy production, storage, transmission, usage, etc. The availability of such programs or curtailment of such programs could have negative impacts on our business and our ability to generate revenues and profits. There can be no assurances any current program or future program will be ongoing. Any change to subsidy framework could negatively affect our operations.

Risks Related to Our Common Stock

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our shares of common stock, who may experience dilution of their ownership interest of our shares of common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. During recent financial periods, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional shares of common stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our shares of common stock.

Our shares of common stock qualify as a penny stock. As such, we are subject to the risks associated with "penny stocks". Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our shares of common stock are deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet the requirement (a) above); or (d) in issuers with net tangible assets of less than $1,500,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our shares of common stock are urged to obtain and read such disclosure carefully before purchasing any shares of common stock that are deemed to be "penny stock".

Moreover, Regulation 240.15g-9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our shares of common stock to resell their shares to third parties or to otherwise dispose of them. Holders should be aware that, according to SEC Release No. 34-29093, dated April 17, 1991, the market for penny stocks suffers from patterns of fraud and abuse.

Our Management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, Management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock and to deposit certificates in paper form or to clear shares for trading under Safe Harbor exemptions and regulations for unregistered shares.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares. FINRA requirements make it more difficult for our investors to deposit paper stock certificates or to clear our shares of common stock that are transferred electronically to brokerage accounts. There can be no assurances that our investors will be able to clear our shares for eventual resale.

Costs and expenses of being a reporting company under the 1934 Securities Exchange Act may be burdensome and prevent us from achieving profitability.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and parts of the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place a significant strain on our personnel, systems, and resources.

Since our shares of common stock are thinly traded their value is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our shares of common stock are thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): the trading volume of our shares, the number of analysts, market-makers and brokers following our shares of common stock, new products or services introduced or announced by us or our competitors, actual or anticipated variations in quarterly operating results, conditions or trends in our business industries, additions or departures of key personnel, sales of our shares of common stock and general stock market price and volume fluctuations of publicly traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our shares of common stock are thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our shares of common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against us, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently quoted on the OTC Markets Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to potential manipulation by market-makers, short-sellers and option traders.

Our chief executive officer and our sole director have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officer and principal stockholders will beneficially own or control, directly or indirectly, a significant majority of our shares. For example, our CEO and sole director holds 30,000,000 shares of preferred stock that allows for up to 96.8% control of any Stockholder vote. As a result, this stockholder could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, investors in our Company may never receive a return on their investment.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

There could be unidentified risks involved with an investment in our securities.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this and the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire Prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

The Company does not lease or own an office, any real estate or assets as of the year ended December 31, 2020, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of the Company’s common stock are quoted under the symbol "ECOX" on the OTC Markets Quotation System Pink market tier.

The OTC Markets Quotation System is quotation service that display real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The market is limited for our stock and any prices quoted may not be a reliable indication of the value of our shares of common stock. The following Table sets forth the high and low bid prices per share of our shares of common stock by OTC Markets for the periods indicated.

For the Period Ending December 31, 2020[1]	High	Low
First Quarter	$0.05	$0.005
Second Quarter	$0.14	$0.01
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.95	$0.064

For the Period Ending December 31, 2019[1]	High	Low
First Quarter	$0.25	$0.06
Second Quarter	$0.19	$0.0013
Third Quarter	$0.06	$0.0086
Fourth Quarter	$0.125	$0.03

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501, (775) 322-0626, info@natco.com.

As of April 14, 2021, the shares traded at $0.07 bid and $0.78 ask price with a total of 190,811 shares traded in the previous 10 days of trading.

Holders of Record

As of April 14, 2021, the date of filing of this Annual Report, we have 177,690,483 shares of our common stock issued and outstanding, held by approximately 69 stockholders of record.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 14, 2019, the Company issued 50,000,000 shares of common stock for the conversion of a $4,902 convertible note.

On May 18, 2020, the company issued 8,000,000 shares of common stock to a consultant for $0.098 per share valued at $784,000 for services.

On May 26, 2020, the company issued 25,000,000 shares of common stock to its former Chief Executive Officer John English for the conversion of a $2,451 convertible note.

On June 26, 2020, the company issued 12,500,000 shares of common stock to Pinnacle Consulting Services for $0.099 per share valued at $1,248,750 as compensation for consulting services.

On June 26, 2020, the company issued 10,000,000 shares of common stock to its Chief Executive Officer Julia Otey-Raudes for $0.026 per share valued at $260,000 as compensation for services.

On June 26, 2020, the company issued 25,000,000 shares of common stock to Bellagio IP Trust for $0.026 per share valued at $650,000 in connection with the Master Exclusive Licensing, Marketing, Distribution and Sales Agreement, dated June 16, 2020 between Bellagio IP Trust and Eco Innovation Group, Inc.

On June 26, 2020, the company issued 600,000 shares of common stock to Tabular Investments, LLC for $0.125 per share valued at $75,000 in compensation for services.

On August 14, 2020, the Company issued 4,000,000 shares of common stock to Pinnacle Consulting Services, Inc., for

$0.005 per share, in exchange for a cash payment of $20,000.

On November 15, 2020, the Company agreed to issue 2,500,000 shares of common stock to Patrick Laurie for $0.066 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $165,000 related to the shares, which were issued in January 2021.

On December 17, 2020, the Company agreed to issue 2,500,000 shares of common stock to Demitri Hopkins for $0.008 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $200,000 related to the shares, which were issued in January 2021. The Company also agreed to compensate the Advisory board member with cash payments of $60,000 per year.

On December 16, 2020, the Company entered into a technology license agreement with Glytech, LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech, LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by March 31, 2021. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date, and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis may include statements regarding our expectations with respect to our future performance, liquidity, and capital resources. Such statements, along with any other non-historical statements in the discussion, are forward-looking. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, factors listed in other documents we file with the Securities and Exchange Commission (the "SEC''). We do not assume an obligation to update any forward-looking statements. Our actual results may differ materially from those contained in or implied by any of the forward-looking statements contained herein.

Overview and Financial Condition

We are an innovative entrant into the green technology licensing space, and as a recently registered publicly traded company with our initial S-1 registration statement declared effective as of January 15, 2021, we are one of the few publicly-traded green technology development firms in the U.S. As of the date of this Annual Report, we have nearly one year of implementing our business plan under new management and control, following our change of control in late February 2020. Due to the unexpected economic disruption that then ensued due to the global health pandemic, we didn’t generate significant cash revenues over the year, with net sales of $0 and a gross profit of $0 in the fiscal year 2020.

Our total operating and other expenses in excess of our gross profit have resulted in a net loss of $3,896,738, which, considered in light of our past financial performance, give rise to the going concern statement below. In furthering our business, as described in Item 1 above concerning our business and operations, we are seeking to license commercially viable green technologies that fulfill concrete market demands, and develop product applications that we can sell into the market. Our technology licensing and product development activities are spearheaded by Julia Otey-Roades, our Chief Executive Officer.

We cannot assure you we will be successful in raising sufficient capital to implement our full business plan or assuming we can, that we will be able to develop a successful business. For further information please see Part 1, Item 1 “Business.”

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2020 financial statements that there is substantial doubt about our ability to continue as a going concern.

The continuation of our business is dependent upon our ability to generate sufficient cash flows from operations to meet its obligations, in which we have not been successful, and/or obtaining additional financing from our stockholders or other sources, as may be required. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding revenue. While we continue to implement our business strategy, we intend to finance our activities through:

•	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs, and
•	seeking additional financing through sales of additional securities to investors. The Company sustained continued operating losses during the years ended December 31, 2020 and 2019.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities that may result, should the Company be unable to continue as a going concern.

While priority is on generating cash from operations through the sale of the Company's products and services, Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company's equity and/or debt securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and our operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us and/or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the current holders of our shares of common stock.

Results of Operations

Year Ending December 31, 2020 Compared December 31, 2019

The following table sets forth the results of our operations for the years ended December 31, 2020 and 2019.

	For the year ended December 31
	2020	2019
Net Sales	$—	$—
Gross profit	—	—
Total operating expenses	3,839,759	201,968
Net Loss from Operations	(3,839,759)	(201,968)
Other Expenses	(56,979)	(286,342)
Net Loss	$(3,896,738)	$(488,310)

Our sales totaled $0 and $0 for the years ended December 31, 2020 and 2019. The Company is continuing in its efforts to increase its sales but there is no guarantee that it will be able to do so.

We had $0 and $0 costs of goods sold for the years ended December 31, 2020 and $2019, respectively.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $186,934 and $201,968 for the year ended December 31, 2020 and 2019. For the year ended December 31, 2020, we incurred $757,075 in development and manufacturing expenses compared to $0 for the year ended December 31, 2019. The increase in the category was due to implementation of programs to development new products. For the year ended December 31, 2020, we incurred $260,000 in executive compensation and $2,635,750 in consulting fees compared to $0 for the year ended December 31, 2019.

The Company also recognized interest expense of $46,454, including amortization of debt discount of $43,783, a derivative loss of $10,525 during the year ended December 31, 2020. During the year ended December 31, 2019, the Company recognized interest expense of $6,498, including amortization of debt discount of $6,399, a derivative loss of $20,658 and a loss on sale of investments of $259,186.

As a result of the foregoing, we recorded a net loss of $3,896,738 and $488,310 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2020, the Company had cash of $84 ($246 as of December 31, 2019). Furthermore, the Company had a working capital deficit of $567,487 and $88,450 as of December 31, 2019.

During the year ended December 31, 2020, the Company used $56,086 of cash in operating activities due to its net loss of $3,896,738, partially offset by; amortization of debt discount of $43,783; stock-based compensation expense of $3,382,750, derivative loss of $10,525 and an increase in accounts payable and accrued expenses of $222,069 as well as an increase in deferred revenue of $181,525.

During the year ended December 31, 2019, the Company used $200,655 of cash in operating activities due to its net loss of $488,310, partially offset by a loss on sale of investment of $259,186, amortization of debt discount of $6,399; and derivative loss of $20,658.

During the year ended December 31, 2020, the Company did not have cash from investing activities. During the year ended December 31, 2019, the Company received $138,748 in proceeds from the sale of investment.

During the year ended December 31, 2020, the Company had net cash provided by financing activities of $55,924, primarily from proceeds on convertible debentures and convertible notes with related party of $35,924 and proceeds from sale of common stock of $20,000 compared to proceeds of $40,000 during the year ended December 31, 2019 from the sale of convertible debentures.

Our auditors have issued a going concern opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, with the January 15, 2021 effectiveness of our registration statement on Form S-1, as of January 15, 2021, the Company is obligated to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. As our business model and strategy were reinvigorated with our February 2020 change in control and new management, we are in a start-up stage of operations, and in general have generated limited revenues since our inception. We cannot guarantee that we will be successful in our business operations. Our success and performance are subject to all the normal risks inherent in the development of a new line of business, including our limited capital resources and the strength of our business partners’ business and financial positions, and the market for our green technologies.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page No.

Reports of Independent Registered Public Accounting Firm	F–2

Consolidated Balance Sheets as of December 31, 2020 and 2019	F–4

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019	F–5

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2020 and 2019	F–6

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	F–7

Notes to the Consolidated Financial Statements	F–8

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Eco Innovation Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Innovation Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s net losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these consolidated financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

April 15, 2021

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31, 2020	December 31, 2019
	(Audited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$84	$246
Accounts receivable- net	—	—
Total Current Assets	84	246

Other Assets
Intangible asset	1,050,000	—
Deposits and other assets	8,000	8,000
Total Other Assets	1,058,000	8,000
Total Assets	$1,058,084	$8,246

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and accrued expenses	223,866	1,797
Convertible Notes Payable	50,122	21,875
Deferred Revenue	181,525	—
Derivative liabilities	92,183	60,658
Convertible Notes Payable Related party	4,875	4,902
Related Party Loans	15,000	15,000
Total Current Liabilities	567,571	104,232

Total Liabilities	567,571	104,232

Stockholders' Equity
Preferred stock, par value $0.001, authorized 50,000,000 shares,
issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.001, authorized 500,000,000 shares, issued and outstanding 139,930,680 and 54,830,680 shares at
December 31, 2020 and 2019, respectively	139,931	54,831
Common stock to be issued,
20,000,000 and 0 shares as of December 31, 2020 and 2019, respectively	20,000	—
Additional paid-in capital	6,260,122	1,919,059
Accumulated deficit	(5,959,540)	(2,099,876)
Total Stockholders' Equity (Deficit)	490,513	(95,986)

Total Liabilities and Stockholders' Equity (Deficit)	$1,058,084	$8,246

See the accompanying notes to these consolidated audited financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

(Audited)

	For the Year Ended
	December 31	December 31
	2020	2019

Revenue	$—	$—
Cost of Revenue	—	—
Gross Profit	$—	$—

Operating Expenses
General and Administrative	186,934	201,968
Development and Manufacture Expenses	757,075	—
Executive Compensation	260,000	—
Consulting Fee	2,635,750	201,968
Total Operating Expense	3,839,759	201,968

Operating loss	(3,839,759)	(201,968)

Other income (expense)
Change in fair value of derivatives	(10,525)	(20,658)
Interest expense	(46,454)	(6,498)
Loss on Sales of stock	—	(259,186)
Total other income (expense)	(56,979)	(286,342)

Net loss	$(3,896,738)	$(488,310)

Basic & Diluted Loss per Common Shares	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding	127,676,135	15,521,348

See the accompanying notes to these consolidated audited financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock To be issued		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2018	30,000,000	30,000	4,830,680	$4,831	—	$—	$1,942,619	$(1,574,492)	$402,958

Shares issued for conversion of debt	—	—	50,000,000	50,000	—	—	(45,098)	—	4,902
Net loss	—	—	—	—	—	—	—	(488,310)	(488,310)
Balance, December 31, 2019	30,000,000	30,000	54,830,680	54,831		—	1,897,521	(2,062,802)	(80,450)

Common Stock issued for services rendered	—	—	56,100,000	56,100	5,000,000	5,000	3,321,650	—	3,382,750
Common stock to be issued for license agreement	—	—	—	—	15,000,000	15,000	1,035,000	—	1,050,000
Common stock issued for conversion of notes payable	—	—	25,000,000	25,000	—	—	(22,549)	—	2,451
Beneficial Conversion feature on Convertible notes	—	—	—	—	—	—	12,500	—	12,500
Common Stock issued for cash	—	—	4,000,000	4,000	—	—	16,000	—	20,000
Net loss	—	—	—	—	—	—	—	(3,896,738)	(3,896,738)
Balance, December 31, 2020	30,000,000	30,000	139,930,680	$139,931	20,000,000	$20,000	$6,260,122	$(5,959,540)	$490,513

See the accompanying notes to these consolidated audited financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(AUDITED)

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,896,738)	$(488,310)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	43,783	6,399
Derivative (gain) loss	10,525	20,658
Stock based compensation	3,382,750	—
Loss on sale of investments		259,186
Changes in operating assets and liabilities
Increase (decrease) in deferred revenue	181,525	—
Increase (decrease) in accounts payable and accrued expenses	222,069	1,472
Net cash used by operating activities	(56,086)	(200,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	138,748
Net cash provided by investing activities	—	138,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	33,500	40,000
Proceeds from sale of common stock	20,000	—
Proceeds from convertible notes payable, related party	2,424	—
Net cash provided by financing activities	55,924	40,000

Change in cash	(162)	(21,907)
Cash, beginning of year	246	22,153
Cash, end of year	$84	$246

Non-Cash transactions
Common stock issued for conversion of notes payable	$2,451	$—
Common stock to be issued for license agreement	$1,050,000	$—

See the accompanying notes to these consolidated audited financial statements

ECO INNOVATION GROUP, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

NOTE 1. NATURE OF OPERATIONS

Eco Innovation Group, Inc. (the “Company”), was originally incorporated March 5, 2001 as Dig-It Underground, Inc., a Nevada corporation that initially operated as an underground cable contractor. On September 29, 2008, the Company entered into a share exchange agreement with Haydin Group Enterprises, a sole proprietorship, and concurrently resolved to wind down its cable installation business.

By virtue of the share exchange agreement, the Company acquired an interest in Haydin’s salon equipment, office equipment, lease assignments for salon locations, reception office equipment, salon stations, and remodeled salon facilities that included upgraded and permitted electrical, plumbing and signage. The Company’s business focused on the operation of a string of high-end beauty salons in the Cedar Hill, Texas area.

On September 1, 2011, the Company entered into a share exchange agreement with Get Down Art, LLC, a Nevada limited liability company. The consummation of the share exchange provided the Company with original art and agreements with artists with licensing agreements with businesses. The Company acquired art inventory, accounts receivable, office leasing and build out. The Company resolved to unwind its previous acquisition of Haydin Group Enterprises, Inc., dated September 29, 2008.

On August 30, 2012, the Company acquired the Haydin Group Enterprises as a wholly owned subsidiary of the Company through a share exchange agreement wherein the Company issued fifty million shares of its common stock in exchange for all of the legal right title and interest in the assets of Haydin Group Enterprises. Haydin Group Enterprises owned a chain of high-end beauty salons that focused on skin and hair care and nail care. Haydin also promoted sales of beauty supplies and products and sold to other salons in Texas. The Haydin beauty salons retained highly trained experienced cosmetologists who had a long history with the business. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition.

On January 5, 2016, the Company acquired Expressions Property Limited, LP, a Texas limited partnership and Expressions Chiropractic and Rehab Center, PA pursuant to share exchange agreements. These acquisitions allowed the Company to enter the natural healing and chiropractic business in Cedar Hill and North Richland Hills, Texas.

Effective June 30, 2018, the Company resolved and agreed to spin out Haydin Group Enterprises, Expressions Property Limited, LP and Expressions Chiropractic and Rehab Center, PA as private entities and thereby unwinding the share exchange agreements entered into on August 30, 2012 and January 5, 2016, respectively.

On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000; a change of the Company’s name to Eco Innovation Group, Inc.; and the change of the Company’s trading symbol. The reverse split of the Company’s common stock was effective August 29, 2018. The Company was an innovation incubator platform from 2018 until early 2020 that focusing on developing a more affordable, fire, hurricane and earthquake resilient steel framing system.

On August 19, 2019, the Company incorporated Steel Hemp Homes Inc. in the state of California as a wholly owned subsidiary.

On February 12, 2020, Julie Otey-Raudes was appointed as CEO and President of the Company upon John English’s resignation. She also acquired 30,000,000 shares of Series A Preferred Stock, which represent all of the outstanding preferred stock of the Company.

On February 20, 2020, the Company filed an increase in authorized shares with the Secretary of State of Nevada. The total authorized common shares are increased to 500,000,000 with a par value $0.001, and preferred shares maintained at 50,000,000 authorized.

On August 6, 2020, the Company amended its articles of incorporation with an effective date of July 23, 2020, to create a new class of preferred stock, designated the “Series B Convertible Preferred Stock” and to rename the existing preferred stock as the “Series A Convertible Preferred Stock”. As a result, the Company has two classes of shares of preferred stock, designated “Series A Convertible Preferred Stock” and “Series B Convertible Preferred Stock”. The Company has designated 30,000,000 shares of Series A Convertible Preferred Stock, of which 30,000,000 shares have been issued and are outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding. As of the filing date of this Annual report, there are no shares of Series B Convertible Pref erred Stock issued or outstanding.

The Company’s plan is to initially develop a revolutionary Power Booster for your home and office that will reduce electric bills and other energy saving related technologies. The Company seeks to license and develop innovative technologies in the sustainable and renewable energy field.

Accounting policies and procedures are listed below. The Company has adopted a December 31 year-end.

Accounting Basis

The Company has prepared the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2020, and December 31, 2019, the Company had cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings per share

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

The Company has not issued any options or warrants or similar securities since inception.

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment determined no impairment was necessary.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted price in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. We measure our investment in marketable securities at fair value on a recurring basis. The Company’s trading securities are valued using inputs observable in active markets and are therefore classified as Level 1 within the fair value hierarchy. Investments and derivative liabilities are valued on a recurring basis.

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	92,138	92,138

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	60,658	60,658

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their fair values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of December 31, 2020, and 2019, the Company has not adopted a Stock Option Plan and has not issued any options.

Property, Plant and Equipment

Fixed assets are carried at cost. Depreciation is computed using the straight-line method of depreciation over the assets’ estimated useful lives. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized. When items of fixed assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising costs are expensed when incurred.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014- 09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable, and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses during the years ended December 31, 2018, 2019 and year ended December 31, 2020 and an accumulated deficit at December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting will have a material effect on the Company’s results of operation or on the reported amounted of its assets and liabilities upon adoption.

NOTE 4. PROVISION FOR INCOME TAXES

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its def erred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, and December 31, 2019, the Company has not recorded any unrecognized tax benefits.

The components of the Company’s net deferred tax assets at December 31 are as follows:

	December 31,
	2020	2019
Net operating loss carryforward	$496,000	$441,000
Unrealized investment losses	—	—
Deferred tax assets	496,000	441,000
Valuation allowance	(496,000)	(441,000)
	$—	$—

At December 31, 2020 the Company had net operating loss carry forwards of approximately $2,378,000 for federal and state purposes.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	Year Ended
	December 31,
	2020	2019
Provision (benefit) computed using the statutory rate	$(780,000)	$(110,000)
Nondeductible expenses	722,000	—
Temporary differences	—	52,000)
Change in valuation allowance	58,000	58,000
	$—	$—

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has two classes of shares of preferred stock, designated “Series A Convertible Preferred Stock” and “Series B Convertible Preferred Stock”. The Company has designated 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding. As of April 7, 2021, the filing date of this Annual Report, there are no shares of Series B Convertible Preferred Stock issued or outstanding.

Common Stock

The Company has 500,000,000 shares of $0.001 par value common stock authorized. On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000. The reverse split of the Company’s common stock was effective August 29, 2018. All share and per share information has be retroactively adjusted to give effect to the reverse stock split.

On October 14, 2019, the Company issued 50,000,000 shares of common stock for the conversion of a $4,902 convertible note.

On May 18, 2020, the company issued 8,000,000 shares of common stock to a consultant for $0.098 per share valued at $784,000 for services.

On May 26, 2020, the company issued 25,000,000 shares of common stock to its former Chief Executive Officer John English for the conversion of a $2,451 convertible note.

On June 26, 2020, the company issued 12,500,000 shares of common stock to Pinnacle Consulting Services for $0.099 per share valued at $1,248,750 as compensation for consulting services.

On June 26, 2020, the company issued 10,000,000 shares of common stock to its Chief Executive Officer Julia Otey-Raudes for $0.026 per share valued at $260,000 as compensation for services.

On June 26, 2020, the company issued 25,000,000 shares of common stock to Bellagio IP Trust for $0.026 per share valued at $650,000 in connection with the Master Exclusive Licensing, Marketing, Distribution and Sales Agreement, dated June 16, 2020 between Bellagio IP Trust and Eco Innovation Group, Inc.

On June 26, 2020, the company issued 600,000 shares of common stock to Tabular Investments, LLC for $0.125 per share valued at $75,000 in compensation for services.

On August 14, 2020, the Company issued 4,000,000 shares of common stock to Pinnacle Consulting Services, Inc., for

$0.005 per share, in exchange for a cash payment of $20,000.

On November 15, 2020, the Company agreed to issue 2,500,000 shares of common stock to Patrick Laurie for $0.066 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $165,000 related to the shares, which were issued on February 8, 2021.

On December 17, 2020, the Company agreed to issue 2,500,000 shares of common stock to Demitri Hopkins for $0.008 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $200,000 related to the shares, which were issued in January 2021. The Company also agreed to compensate the Advisory board member with cash payments of $60,000 per year. The shares were issued on February 8, 2021.

On December 16, 2020, the Company entered into a technology license agreement with Glytech LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by March 31, 2021. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date, and were recorded as an indefinite-lived intangible asset. The shares were issued on February 8, 2021.

NOTE 6- RELATED PARTY TRANSACTIONS

On March 1, 2016, the Company executed two convertible notes of $4,902 each with former executives of the Company. These notes are each convertible into 50,000,000 shares of common stock. These notes are non-interest bearing. On October 14, 2019, one of these notes converted into common stock.

The Company has a $12,500 loan due to Robert L. Hymers III. The loan bears interest at 10% per annum and is convertible to 5,000,000 shares with a 4.99% equity blocker upon demand. The Company also has a $21,000 loan to Robert L. Hymers III which bears interest at 10% and is convertible at an exercise price of 65% of the lowest traded price of the Company’s stock for the 15 days prior to conversion. The Company also has a $40,000 loan due to Robert L. Hymers III which bears interest at 10% and is convertible at an exercise price of 65% of the lowest traded price of the Company’s stock for the 15 days prior to conversion.

NOTE 7. CONVERTIBLE NOTES

On December 9, 2019, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $40,000 which matured on June 9, 2020. This note bears interest at 5% per annum, which is convertible into shares of the Company’s common stock. The note is convertible at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion.

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,083.92 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Robert L. Hymers of $2,451 is convertible into 25,000,000 shares of stock.

On May 12, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $12,500 due on May 12, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is fixed at $0.0025 per share.

On June 30, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $21,000 due on June 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion.

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the year ended December 31, 2020, the fair value of new derivative liabilities on the new issuance of debt amounted to $33,336 upon inception, with debt discount of $21,000 recognized and a loss on derivative issuance of $12,336 recognized, included in derivative expense on the consolidated statements of operations. The derivative liabilities in the Company’s various convertible debt instruments had an estimated fair value of $92,183 as of December 31, 2020. The Company recognized a gain on the change in fair value of the derivative liability of $1,811 during the year ended December 31, 2020. The Black Scholes valuation model included inputs of volatility of between 532% and 739%, a dividend yield of 0%, risk free rate of 0.11%-0.16% and a term of between 0.5 years and one year.

As of December 31, 2020, there were 31,443,787 shares of common stock that may be issued under the convertible notes payable described above.

As of December 31, 2020, and December 31, 2019, unamortized debt discount was $23,378 and $33,661, respectively. During the year ended December 31, 2020, the Company amortized debt discount of $43,783 to interest expense. Accrued interest on convertible notes was $2,672 as of December 31, 2020.

NOTE 8. SUBSEQUENT EVENTS

On January 6, 2021, the Company agreed to issue 5,000,000 shares of common stock to SaraLynn Mandel as compensation for services as a member of the Company’s Advisory Board. The Company also agreed to compensate Mandel with cash payments of $60,000 per year. The shares were issued to Mandel on February 8, 2021.

On January 20, 2021, the Company entered into a securities purchase agreement dated as of January 20, 2021 with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $45,000.00. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on January 20, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market.

On January 19, 2021, the Company entered into an agreement with SRAX, Inc. whereby SRAX agreed to provide the Company certain investor relations services. Pursuant to the agreement with SRAX Inc., on February 3, 2021, the Company issued 1,176,471 common shares to SRAX in compensation for the services to be rendered.

On February 14, 2021, the Company sold 333,333 shares of common stock to Dutchess Capital Growth Fund, LP, at the cost of $0.06 per share.

On February 26, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”), to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. Complementary to the Share Exchange Agreement, the Company and MCOA entered into a Lock-Up Agreement dated February 26, 2021 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month.

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villata for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $.06 a share into a total of 500,000 common shares.

On March 23, 2021, the Company sold 416,666 shares of common stock to Dutchess Capital Growth Fund, LP, at the cost of $0.06 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, management concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2020. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

(b) Management’s annual report on internal control over financial reporting.

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2020 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting consists of policies and procedures that are designed and operated to provide reasonable assurance about the reliability of the Company’s financial reporting and its process for preparing financial statements in accordance with U.S. GAAP. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Based on management’s evaluation as of December 31, 2020, our management identified the material weaknesses set forth below in our internal control over financial reporting:

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures. These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel;

●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected; and

●	difficulty applying complex accounting principles.

Our management concluded that in light of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

Subsequent to the Company’s filing its quarterly report for the second quarter ended June 30, 2020, the Board of Directors of the Company concluded that due to ineffective controls we failed to follow U.S. GAAP in accounting for our derivative liabilities.

During the third quarter ending on September 30, 2020, the Company determined that it had incorrectly recognized a beneficial conversion feature related to the conversion option embedded within the convertible note payable issued in December 2019 that is accounted as a derivative liability. This resulted in adjustments to the previously reported amounts in the consolidated financial statements of the Company as of December 31, 2019 and for the year then ended.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed

Julia Otey-Raudes	President, Treasurer, Secretary and Director		February 12, 2020

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officer, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Julia Otey-Raudes – President, Treasurer, Secretary and Director

Ms. Otey-Raudes is an experienced executive with business experience in a variety of industries. From October of 2010 to the present, she has been and continues to be one of the founders of Eco-Gen Energy, Inc., and served as the corporate secretary and treasurer of Eco-Gen during that period.  At Eco-Gen Energy, she was part of the product development team for an innovative energy saving technology, the JouleBox™. She continues to serve as a director on the board of Eco-Gen.

From June 2008 to January 2009, prior to founding and working with Eco-Gen Energy, Ms. Otey-Raudes held positions with the Chilean Government’s Ministry of Labor and Social Welfare, where she was involved in educational outreach programs that taught entrepreneurial skills to women. From February 2009 to August of 2010, she worked as a project manager in the construction industry in Chile, managing large commercial building projects. Previously, from December of 1999 to September 2007, she worked as an executive for Wolfgang Puck’s flagship restaurant, Spago, in Beverly Hills, California, where she gained valuable executive organization and management skills. Ms. Otey-Raudes serves as the Company’s Chief Executive Officer, Chief Financial Officer, Chairperson of the Board of Directors, and is the corporation’s sole director.

Other Directorships

Other than as disclosed above, our directors and officer do not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Some of the factors which the board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from each candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as previously described, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our board of directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Compliance With Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eco Innovation Group, Inc., 16525 Sherman Way, Suite C-1, Van Nuys, CA 91406

Item 11. Executive Compensation

Executive Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John English	2019	$0	$	0	$0		$0	$0	$0	$0	$0
John English	2018	$0		$0	$2,000	(1)	$0	$0	$0	$0	$2,000	(1)
John English	2017	$0		$0	$0		$0	$0	$0	$0	$0

(1) Mr. English received 2,000,000 common shares as stock compensation during 2018. The shares were valued at $2,000.

Directors	Title	Monthly Compensation
Julia Otey-Raudes (1)(2)	Chief Executive Officer, Chief Financial Officer and Chairman	$0	(1)(2)

(1)	Ms. Otey-Raudes received no monthly compensation as an executive of the Company during the year ended December 31, 2019. She and the Company have agreed to an Executive Employment Agreement as of May 1, 2020.

(2)	Ms. Otey-Raudes was granted 10,000,000 shares of common stock as of May 1, 2020 as a starting bonus compensation for her executive roles at the Company.

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

None.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

Director Compensation Table

Directors	Title	Monthly Compensation
Julia Otey-Raudes(1)(2)	Chief Executive Officer, Chief Financial Officer and Chairman	$0

(1)	Ms. Otey-Raudes receives no monthly compensation as a director of the Company.

(2)	Ms. Otey-Raudes was granted 10,000,000 shares of common stock as of May 1, 2020 as compensation for her executive roles at the Company. Ms. Otey-Raudes received no monthly compensation as an executive of the Company during the year ended December 31, 2019. She and the Company have agreed to an Executive Employment Agreement as of May 1, 2020.

Other than the above, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 7, 2021, for: (i) each of our executive officers; (ii) each of our directors; (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

The following table is based on the number of shares outstanding, totaling 177,690,483 as of April 14, 2021. The following table sets forth certain information as of April 14, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

The following table is based on the number of shares outstanding, totaling 177,690,483 as of April 14, 2021. The following table sets forth certain information as of April 14, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and Named Executive Officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

Name of Beneficial Owner	Common Shares Owned	Percent of common shares	Preferred Shares Owned	Series A Votes(1)(5)	Voting Shares(5)		Voting Power(5)
Julia Otey-Raudes(1)(5)	35,000,000	19.7%	30,000,000	3,000,000,000	3,035,000,000	(5)	95.5	%(5)
Bellagio IP Trust(2)	25,000,000	14.1%			25,000,000		0.8%
John English	25,077,500	14.1%			25,000,000		0.8%
Donald Steinberg(3)	12,077,500	6.2%			12,077,500		0.4%
Robert L. Hymers III(4)	11,500,000	6.5%			11,500,000		0.4%
SaraLynn Mandel(6)	20,000,000	11.3%			20,000,000		0.6%
Demitri Hopkins(7)	17,500,000	9.8%			17,500,000		0.6%
Michael Willems(8)	15,000,000	9%			15,000,000		0.5%
Dianna Kaplan	11,000,000	6.2%			11,000,000		0.3%
Marijuana Company of America, Inc.	10,833,333	6.1%			10,833,333		0.3%

1)	Ms. Otey-Raudes is our CEO, CFO, board chairperson and sole director. She owns 35,000,000 common shares and 30,000,000 preferred shares, by which she holds voting power on a per-preferred shares basis of 100 common share vote equivalency for each preferred share she holds.

2)	Bellagio IP Trust is the licensor for the Power Booster™ technology pursuant to a technology licensing agreement executed by and between the Company and Bellagio IP Trust. Licia Boaventura-Delanoe is the Trustee of the Bellagio IP Trust.

3)	Mr. Steinberg is beneficial owner of a total of 12,077,500 common shares, including 11,000,000 common shares held by Blue Ridge Enterprises and 1,077,500 common shares held by Heritage Funding, LLC. Mr. Steinberg is the controlling party of both Blue Ridge Enterprises and Heritage Funding, LLC.

4)	Mr. Robert L. Hymers III is the beneficial owner of a total of 11,500,000 common shares, which consist of 11,500,000 shares of outstanding common stock held by Pinnacle Consulting Services, Inc. Robert L. Hymers, III is the controlling stockholder of Pinnacle Consulting Services, Inc.

5)

Ms. Otey-Raudes, via her ownership of 30,000,000 preferred shares, is entitled to voting power of 100 common share equivalents for each preferred share held. Including all preferred and common shares, she is entitled to 3,035,000,000 votes.  There is a possible voting pool of 3,135,930,680 common share equivalent votes, thus Ms. Otey-Raudes controls 96.8% of any vote put forth to Stockholders.

6)

SaraLynn Mandel is the beneficial owner of a total of 20,000,000 common shares, which consist of 5,000,000 shares of outstanding common stock held in her name, and 15,000,000 shares of outstanding common stock held in the name of Glytech, LLC. SaraLynn Mandel, Michael Willems and Demitri Hopkins are the controlling members of Glytech, LLC.

7)

Demitri Hopkins is the beneficial owner of a total of 17,500,000 common shares, which consist of 2,500,000 shares of outstanding common stock held in his name, and 15,000,000 shares of outstanding common stock held in the name of Glytech, LLC. SaraLynn Mandel, Michael Willems and Demitri Hopkins are the controlling members of Glytech, LLC.

8)	Michael Willems is the beneficial owner of 15,000,000 common shares, which consist of 15,000,000 shares of outstanding common stock held in the name of Glytech, LLC. SaraLynn Mandel, Michael Willems and Demitri Hopkins are the controlling members of Glytech, LLC.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership, voting power and investment power with respect to the shares of Company preferred stock and common stock.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2021. As of April 14, 2021, there were 177,690,483 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our director and executive officer, and participation in this Offering, which are described elsewhere in this Prospectus, below we describe transactions since January 1, 2018 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed our applicable Item 404(d) of Regulation S-K threshold, which is $2,181.66; and
•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Agreement with Eco-Gen Energy, Inc.

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc. (“Eco-Gen”), pursuant to which the Company will manage the production and delivery of Eco-Gen’s JouleBox® Power Station. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO, sole director, and controlling stockholder, Julia Otey-Raudes, is a director and shareholder of Eco-Gen. The value of the Eco-Gen agreement is estimated at $25,500,000 in potential gross revenue and $3,825,000 in potential net profit over the next twelve months. Under the terms of the agreement, the Company will earn a margin of 15% of the cost of services provided to Eco-Gen.

Note Issuances to Pinnacle Consulting Services, Inc.

In 2019 and 2020, we issued promissory notes to Robert L. Hymers III (“Hymers”) and Pinnacle Consulting Services, Inc., an entity beneficially owned by Hymers, a beneficial owner of more than 5% of our capital stock.

On December 2, 2019, the Company issued a convertible promissory note to holder Pinnacle Consulting Services Inc. in the principal amount of $40,000, which matured and entered default on June 9, 2020. This note bears interest at 5% per annum and is convertible in whole or in part at the option of the holder into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by a conversion price defined as a 35% discount of the lowest reported sale price of the Company’s common stock for the 15 trading days immediately prior to the date of conversion. On November 16, 2020, the Company and Pinnacle entered into an amendment to this note, extending the maturity date to April 1, 2021, and adding an ownership limitation whereby the holder is unable to effect any conversion under the note if the holder owns greater than 4.99% of the Company outstanding capital stock. As a result of this amendment to the convertible promissory note, the note is no longer in default.

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,038 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers III (“Hymers”) purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Hymers of $2,451 was convertible into 25,000,000 shares of stock at September 30, 2020. On November 16, 2020, the Company and Hymers entered into a debt exchange agreement (the “Debt Exchange Agreement”) whereby the remaining principal balance owed to Hymers of $2,451 has been exchanged for a convertible promissory note with a principal amount of $2,451, a maturity date of November 15, 2021, bearing interest at the rate of 12% per annum and convertible into 25 million shares of the Company’s common stock. Pursuant to the terms of this convertible promissory note, certain conversion limitations apply to the holder’s conversion option, with the effect that the holder shall not be allowed to effect a conversion if such conversion would result in the holder’s aggregate total ownership of the Company’s common stock exceeding 4.99% of the Company’s then-outstanding shares of common stock.

On May 12, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $12,500 due on May 12, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is fixed at $0.0025 per share. The Company recognized a beneficial conversion feature of $12,500 as debt discount related to this convertible note based on the intrinsic value of the conversion feature at the time of issuance. Pursuant to the terms of this convertible promissory note, certain conversion limitations apply to the holder’s conversion option, with the effect that the holder shall not be allowed to effect a conversion if such conversion would result in the holder’s aggregate total ownership of the Company’s common stock exceeding 4.99% of the Company’s then-outstanding shares of common stock.

On June 30, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $21,000 due on June 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Pursuant to the terms of this convertible promissory note, certain conversion limitations apply to the holder’s conversion option, with the effect that the holder shall not be allowed to effect a conversion if such conversion would result in the holder’s aggregate total ownership of the Company’s common stock exceeding 4.99% of the Company’s then-outstanding shares of common stock.

2020 Common Stock Financing

On June 29, 2020, we issued and sold 4,000,000 shares of the Company’s common stock at a price of $0.005 per share to Pinnacle Consulting Services, Inc. in exchange for a cash payment of $20,000, received on August 14, 2020. Pinnacle Consulting Services was not an affiliate with greater than 9.99% ownership of common shares for the year ended December 31, 2020.

Director Independence

We currently act with one director, our Chief Executive Officer and controlling shareholder, Julia Otey-Raudes. Our director does not qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have standing audit, compensation or nominating committees; our directors act in those capacities. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. To the extent that our directors are not capable of effectively performing those tasks, our directors intend to seek appropriate professional guidance. The board of directors of our company does not believe that it is necessary, given our early stage of development, to have a standing audit, compensation or nominating committees because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2020 $	December 31, 2019 $
Audit Fees	$5,000.00	$3,000.00
Audit Related Fees	$1,000.00	—
Tax Fees	—	—
All Other Fees	—	—
Total	6,000.00	3,000.00

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.
2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

 Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 to 3.4 (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.2	Debt Purchase Agreement, dated May 10, 2018, by and between John English and Robert L. Hymers, III (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.3	Convertible Promissory Note, dated December 2, 2019, issued to Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.4	Amendment to Convertible Promissory Note, dated November 16, 2020, amending the Convertible Promissory Note, dated December 2, 2019, issued to Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1/A filed on November 20, 2020)

4.5	Convertible Promissory Note, dated May 12, 2020, issued to Robert L. Hymers III (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.6	Convertible Promissory Note, dated June 30, 2020, issued Pinnacle Consulting Services, Inc.) incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.7	Convertible Promissory Note, dated November 16, 2020, issued Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1/A filed on November 20, 2020)

10.1	Master Outsourcing Contract Manufacturing Agreement, dated August 25, 2020, between Eco Innovation Group, Inc., as Manufacturer, and Eco-Gen Energy, Inc., as Buyer (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.2	Addendum #1 to Master outsourcing Contract Manufacturing Agreement, dated August 26, 2020, between Eco Innovation Group, Inc. and Eco-Gen Energy, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 11, 2020)

10.3	Master Exclusive Licensing, Marketing, Distribution and Sales Agreement, dated June 16, 2020 between Bellagio IP Trust and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.4	Consulting Agreement, dated December 2, 2019, by and between Eco Innovation Group, Inc. and Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.5	Independent Consulting Agreement, dated June 20, 2020, by and between Eco Innovation Group, Inc. and Pinnacle Consulting Services, Inc., as Consultant (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.6	Preferred Stock Purchase Agreement, dated February 12, 2020, by and between John English and Heritage Funding, Inc., as Sellers, and Julia Otey-Raudes as Purchaser (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.7	Stock Purchase Agreement, dated October 10, 2019, by and between Heritage Funding, Inc., as Seller, and John English, as Buyer (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.8	Stock Purchase Agreement, dated February 12, 2020, by and between Blue Ridge Enterprises, LLC, as Seller, and Eco-Gen Energy, Inc., as Buyer (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.9	Resignation Letter of John English, dated February 12, 2020 (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.10	Lock-up and Leak-out Agreement, dated June 19, 2020, by and between John English and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.11	Executive Employment Agreement, dated May 1, 2020, by and between Julia Otey-Raudes and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)+

10.12	Independent Consulting Agreement, dated June 20, 2020, by and between Tabular Investments, LLC, as Consultant, and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10 .13	Debt Exchange Agreement, dated November 16, 2020, between Eco Innovation Group, Inc. and Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1/A filed on November 20, 2020)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

* Filed herewith. + Denotes a management contract or compensatory plan or arrangement.

 Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: April 15, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: April 15, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:April 15, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: April 15, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

