Form 10-Q
period 2021-03-31
ECO INNOVATION GROUP, INC.
filed 2021-05-14
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2021 was 175,015,483 shares.

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to acquire sustainable technology intellectual property rights; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Eco Innovation Group, Inc. a Nevada corporation, unless the context requires otherwise.

3

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Current Assets
Cash and cash equivalents	$88,044	$84
Prepaid expenses	83,333	—
Total Current Assets	171,377	84

Other Assets
Intangible Asset	1,050,000	1,050,000
Investment	650,000	—
Deposits and other assets	8,000	8,000
Total Other Assets	1,708,000	1,058,000
Total Assets	$1,879,377	$1,058,084

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and accrued expenses	564,809	223,866
Convertible Notes Payable	156,693	50,122
Deferred Revenue	181,525	181,525.00
Derivative liabilities	118,729	92,183
Convertible Notes Payable Related party	4,875	4,875
Related Party Loans	15,000	15,000
Total Current Liabilities	1,041,631	567,571

Total Liabilities	1,041,631	567,571

Stockholders' Equity
Preferred stock, par value $0.001, authorized 50,000,000 shares,
issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.001, authorized 500,000,000 shares,	—
issued and outstanding 177,690,483 and 135,930,680 shares at
March 31, 2021 and December 31, 2020, respectively	177,690	139,931
Common shares to be issued, 0 and 5,000,000 as of March 31, 2021	—	20,000.00
and December 31, 2020, respectively
Additional paid-in capital	7,372,363	6,260,122
Accumulated deficit	(6,742,307)	(5,959,540)
Total Stockholders' Equity (Deficit)	837,746	490,513

TOTAL LIABILITIES and Stockholders' Equity (Deficit)	$1,879,377	$1,058,084

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED PROFIT AND LOSS STATEMENT
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

	For the Three Months Ended
	March 31	March 31
	2021	2020

Revenue	$—	$—
Cost of Revenue	—	—
Gross Profit	$—	$—

Operating Expenses
General and Administrative	63,505	42,647
Development and Manufacture Expenses	59
Executive Compensation	275,000
Consulting Fee	426,667
Total Operating Expense	765,231	42,647

Operating Loss	(765,231)	(42,647)

Other Income(Expenses)
Derivative gain (loss)	7,378	48,129
Interest expense	(24,914)	(20,549)
Total Other Income (Loss)	(17,536)	27,580

Net loss	$(782,767)	$(15,067)

Basic & Diluted Loss per Common Shares	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	158,498,817	54,830,680

See the accompanying notes to these unaudited consolidated financial statements

Eco Innovation Group, Inc.
Statement of changes in Shareholders Equity/Deficit
For the Three Months Ended March 31, 2021 and 2020

	Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2019	30,000,000	$30,000	54,830,680	$54,831	—	$—	$1,897,521	$(2,062,802)	$(80,450)
Net loss	—	—	—	—	—	—		(15,067)	(15,067)
Balance, March 31, 2020	30,000,000	30,000	54,830,680	54,831	—	—	1,897,521	(2,077,869)	(95,517)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$139,931	20,000,000	$20,000	$6,260,122	$(5,959,540)	$490,513

Common stock to be issued for services	—	—	10,000,000	10,000	(5,000,000)	(5,000)	330,000	—	335,000
Common stock for prepaid expenses	—	—	1,176,471	1,176	—	—	98,824	—	100,000
Common stock to be issued for license agreement	—	—	15,000,000	15,000	—	(15,000)	—	—	—
Common Stock issued for cash proceeds	—	—	749,999	750	—	—	44,250	—	45,000
Common stock issued for investment	—	—	10,833,333	10,833	—	—	639,167	—	650,000
Net loss	—	—	—	—	—	—	—	(782,767)	(782,767)
Balance, March 31, 2021	30,000,000	30,000	177,690,483	177,690	15,000,000	—	7,372,363	(6,742,307)	837,746

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(782,767)	$(15,067)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	15,071	19,891
loss on sale of investment	3,924	—
Derivative (gain) loss	(7,378)	(48,129)
Stock based compensation	335,000	—
Changes in operating assets and liabilities
Prepaid expenses	16,667	—
Accounts payable and accrued expenses	340,943	43,059
Net cash used by operating activities	(78,540)	(246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	121,500	—
Proceeds from sale of common stock	45,000	—
Proceeds from convertible notes payable, related party	—
Net cash provided by financing activities	166,500	—

Change in cash	87,960	(246)
Cash, beginning of year	84	246
Cash, end of Quarter	$88,044	$—

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash transactions
Common stock issued for investment	$650,000	$—
Common stock issued for prepaid expenses	$100,000

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of March, 31 2021, December 31, 2020, and December 31, 2019, the Company had cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the quarter ended March 31, 2021, and the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment determined no impairment was necessary.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	118,729	118,729

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	92,138	92,138

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their f air values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of March 31, 2021, the Company has not adopted a Stock Option Plan and has not issued any options.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 2014- 09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash f lows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

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

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen, pursuant to which the Company, as Manufacturer, will produce products for Eco-Gen, as Buyer. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO and controlling Stockholder, Julia Otey-Raudes, is a director of Eco-Gen.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet adopted accounting will have a material effect on the Company’s results of operation or on the reported amounted of its assets and liabilities upon adoption.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses since inception and an accumulated deficit at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has two classes of shares of preferred stock, designated “Series A Convertible Preferred Stock” and “Series B Convertible Preferred Stock”. The Company has designated 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding. As of May 13, 2021, the filing date of this Quarterly Report, there are no shares of Series B Convertible Preferred Stock issued or outstanding, and none were outstanding as of March 31, 2021 and December 31, 2020.

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

On December 16, 2020, the Company entered into a technology license agreement with Glytech LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by March 31, 2021. The protype has not yet been completed, but Glytech may still earn the additional 15,000,000 shares once completed. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

During the three months ended March 31, 2021, the Company issued 749,999 shares of common stock in exchange for cash proceeds of $45,000.

On January 6, 2021 the Company agreed to issue 5,000,000 shares of common stock to SaraLynn Mandell for $0.067 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $335,000 related to the shares, which were issued in February 2021. The Company also agreed to compensate the Advisory board member with cash payments of $60,000 per year.

On February 3, 2021, the Company issued 1,176,471 shares of common stock for to a consultant for investor relations services to be provided over a period of one year.

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement, and holds 41,935,484 shares of MCOA stock.

Additionally, the Share Exchange Agreement requires that for a two year period following execution, each company is required to issue additional shares of its common stock should the fair value of the initial shares issued to each respective party fall below $650,000, based on the closing trading price at each fiscal quarter, each Company will issue such additional shares to ensure the aggregate value of such shares issued be $650,000.

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

NOTE 4- RELATED PARTY TRANSACTIONS

On March 1, 2016, the Company executed two convertible notes of $4,902 each with former executives of the Company. These notes are each convertible into 50,000,000 shares of common stock. These notes are non-interest bearing. On October 14, 2019, one of these notes converted into 50,000,000 shares of common stock.

NOTE 5. CONVERTIBLE NOTES

The Company has a $12,500 loan due to Robert L. Hymers III. The loan bears interest at 10% per annum and is convertible to 5,000,000 shares with a 4.99% equity blocker upon demand. The Company also has a $21,000 loan to Robert L. Hymers III, which bears interest at 10% and is convertible at an exercise price of 65% of the lowest traded price of the Company’s stock for the 15 days prior to conversion. The Company also has a $40,000 loan due to Robert L. Hymers III, which bears interest at 10% and is convertible at an exercise price of 65% of the lowest traded price of the Company’s stock for the 15 days prior to conversion.

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

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,9038 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Robert L. Hymers of $2,451 is convertible into 25,000,000 shares of stock at March 31, 2021.

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

On January 20, 2021, the Company entered into a securities purchase agreement dated as of January 20, 2021 with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $45,000. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on January 20, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market.

On March 8, 2021, the Company entered into a securities purchase agreement dated as of March 8, 2021 with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $53,500. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on March 8, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market.

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villalta for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $0.06 a share into a total of 500,000 common shares.

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the three months ended March 31, 2021, the fair value of new derivative liabilities on the new issuance of debt amounted to $33,924 upon inception, with debt discount of $30,000 recognized and a loss on derivative issuance of $3,924 recognized, included in interest expense on the consolidated statements of operations. The Derivative liabilities n the Company’s various convertible debt instruments had an estimated fair value of $118,729 as of March 31, 2021. The Company recognized a gain on the change in fair value of the derivative liability of $7,378 during the three months ended March 31, 2021. The Black Scholes valuation model included inputs of volatility of between 416.4% and 607.4%, a dividend yield of 0%, risk free rate of 0.03%-0.07% and a term of between 0.25 years and one year.

As of March 31, 2021, there were 31,954,979 shares of common stock that may be issued under the convertible notes payable described above.

As of March 31, 2021 and December 31, 2020, unamortized debt discount was $45,307 and $14,935, respectively. During the three months ended March 31, 2021, the Company amortized $15,071 of debt discount to interest expense. Accrued interest on convertible notes was $8,591 and $2,672 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 9. SUBSEQUENT EVENTS

On April 23, 2021, the Company issued a 10% convertible promissory note in the principal amount of $45,000 pursuant to a securities purchase agreement of the same date to GS Capital Partners, LLC. The Company received $40,500 from the sale of the convertible promissory note after deductions of an original issue discount of $2,000 and investor’s attorney fees of $2,500. The convertible promissory note becomes due on April 23, 2022 and carries interest on the principal amount outstanding of 10% per annum. The principal amount of the note is convertible at the holder’s option into shares of the Company's common stock at a conversion price equal to 61% of the lowest trading price of the Company’s common stock for the twenty prior trading days.

On May 1, 2021, the Company and a consultant entered into a settlement agreement and lockup agreement, pursuant to which, on May 3, 2021, the Company returned 2,675,000 shares of common stock to treasury and the consultant retained 5,000,000 shares of common stock subject to a 12-month sale restriction period. For further information see Item 1 Legal Proceedings of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this Quarterly Report and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” mean Eco Innovation Group, Inc.

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

We maintain an internet website, and our internet address is https://www.ecoig.com. The information on our website is not incorporated by reference in this Quarterly Report or in any other filings we make with the Securities and Exchange Commission (“SEC”).

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

Description of property

The Company does not lease or own an office, any real estate or assets as of the quarter ended March 31, 2021, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

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

Results of Operations – Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The Company had no sales during either period presented.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $63,505 and $42,647 for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, we incurred $275,000 in executive compensation and $426,667 in consulting fees compared to $0 for the three months ended March 31, 2020.

The Company also recognized interest expense of $24,914, including amortization of debt discount of $15,071, a derivative gain of $7,378 during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized interest expense of $20,549, including amortization of debt discount of $19,891, a derivative gain of $48,129.

As a result of the foregoing, we recorded a net loss of $782,767 and $15,067 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, the Company had cash of $88,044 and $84, respectively. Furthermore, the Company had a working capital deficit of $870,254 and $567,487 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, the Company used $78,540 of cash in operating activities due to its net loss of $782,767, partially offset by; amortization of debt discount of $15,071; stock-based compensation expense of $335,000, derivative gain of $7,378 and an increase in accounts payable and accrued expenses of $222,069 as well as an increase in deferred revenue of $181,525.

The Company had no cash flows from investing activities during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, the Company had net cash provided by financing activities of $166,500, primarily from $121,000 of proceeds on convertible debentures proceeds from sale of common stock of $45,000. The Company had no cash flows from financing activities during the three months ended March 31, 2021 and 2020.

Our auditors have issued a going concern opinion on our annual consolidated financial statements, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

On April 28, 2019, the Company filed a Motion for Preliminary Injunction with the Second Judicial District Court of the State of Nevada, County of Washoe, in Reno, Nevada (the “Court”), against defendant Nevada Agency and Transfer Corporation, the Company’s transfer agent (“NATCO”), seeking to enjoin NATCO from removing the restrictive legend from 7,675,000 shares of common stock held by Redstone Communications, LLC, an Indiana limited liability company (“Redstone”). In the Motion for Preliminary Injunction, the Company alleged that Redstone had not fully performed the consulting services agreed upon in compensation for the common stock issued to Redstone pursuant to a certain consulting agreement dated May 18, 2020. On April 29, 2021, NATCO filed its Limited Opposition to Motion for Preliminary Injunction, stating that NATCO lacked sufficient information to respond regarding the dispute between the Company and Redstone, and was as a result not in a position to oppose the Company’s motion. The Court placed a hearing on the docket for May 3, 2021 to adjudge the motion. On May 1, 2021, the Company and Redstone entered into a settlement agreement and lockup agreement, pursuant to which, on May 3, 2021, the Company returned 2,675,000 shares of common stock to treasury, Redstone retained 5,000,000 shares of common stock subject to a 12-month sale restriction period, and the parties universally released each other for any and all claims arising from the May 18, 2020 consulting agreement between them. On May 3, 2021, the Company and NATCO filed a joint Stipulation and Order for Dismissal with the Court.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2020 filed April 15, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

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

During the three months ended March 31, 2021, the Company issued 749,999 shares of common stock in exchange for cash proceeds of $45,000.

On January 6, 2021 the Company agreed to issue 5,000,000 shares of common stock to SaraLynn Mandell for $0.067 per share as compensation for services on the Company’s Advisory Board. The Company recognized expense of $335,000 related to the shares, which were issued in February 2021. The Company also agreed to compensate the Advisory board member with cash payments of $60,000 per year.

On February 3, 2021, the Company issued 1,176,471 shares of common stock for to a consultant for investor relations services to be provided over a period of one year.

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement and holds 41,935,484 shares of MCOA stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: May 13, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 13, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: May 13, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

