Form 10-Q
period 2021-06-30
ECO INNOVATION GROUP, INC.
filed 2021-07-27
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None .

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2021 was 178,865,483 shares .

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

3

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

For the Three Months Ended June 30, 2021 and December 31, 2020
(Unaudited)

	June 30, 2021	December 31, 2020

Assets
Current Assets
Cash and cash equivalents	$733	$84
Prepaid expenses	58,333	—
Total Current Assets	59,066	84

Other Assets
Intangible Asset	1,361,300	1,050,000
Investment	650,000	—
Deposits and other assets	8,000	8,000
Total Other Assets	2,019,300	1,058,000
Total Assets	$2,078,366	$1,058,084

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and accrued expenses	961,309	223,866
Convertible Notes Payable	106,839	50,122
Deferred Revenue	181,525	181,525
Warrant Liability	225,000	—
Share Payable Liability	279,259	—
Derivative liabilities	430,861	92,183
Convertible Notes Payable Related party	4,875	4,875
Related Party Loans	15,000	15,000
Total Current Liabilities	2,204,668	567,571

Total Liabilities	2,204,668	567,571

Stockholders' Equity
Preferred stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.001, authorized 500,000,000 shares, issued and outstanding 175,015,483 and 135,930,680 shares at June 30, 2021 and December 31, 2020, respectively	175,015	139,931
Common shares to be issued, 13,241,741 and 20,000,000 as of June 30, 2021 and December 31, 2020, respectively	13,241.00	20,000
Additional paid-in capital	7,375,038	6,260,122
Accumulated deficit	(7,719,596)	(5,959,540)
Total Stockholders' Equity (Deficit)	(126,302)	490,513

TOTAL LIABILITIES and Stockholders' Equity (Deficit)	$2,078,366	$1,058,084

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED PROFIT AND LOSS STATEMENT
For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020

Revenue	$—	$—	$—	$
Cost of Revenue	—	—	—	—
Gross Profit	$—	$—	$—	$—

Operating Expenses
General and Administrative	78,899	4,519	142,404	47,166
Development and Manufacture Expenses	106	650,000	165	650,000
Executive Compensation	75,000	260,000	350,000	260,000
Consulting Fee	119,930	2,130,750	546,597	2,130,750
Total Operating Expense	273,935	3,045,269	1,039,166	3,087,916

Operating Loss	(273,935)	(3,045,269)	(1,039,166)	(3,087,916)

Other Income(Expenses)
Derivative gain (loss)	217,497	(51,965)	224,875	(3,836)
Other expense	-292,500	—	-292,500	—
Interest expense	(628,351)	(16,114)	(653,265)	(36,663)
Total Other Income (Loss)	(703,354)	(68,079)	(720,890)	(40,499)

Net loss	$(977,289)	$(3,113,348)	$(1,760,056)	$(3,128,415)

Basic & Diluted Loss per Common Shares	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	176,014,934	100,066,944	168,147,666	100,066,944

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY/DEFICIT
For the Three Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	30,000,000	$30,000	54,830,680	$54,831	—	$—	$1,897,521	$(2,062,802)	$(80,450)
Net loss	—	—	—	—	—	—	—	(15,067)	(15,067)
Balance, June 30, 2020	30,000,000	30,000	54,830,680	54,831	—	—	1,897,521	(2,077,869)	(95,517)

Common Stock issued for services rendered	—	—	56,100,000	56,100	—	—	2,961,650	—	3,017,750
Common stock issued for conversion of notes payable	—	—	25,000,000	25,000	—	—	(22,549)	—	2,451
Discount on Convertible notes	—	—	—	—	—	—	12,500	—	12,500
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(3,113,348)	(3,113,348)
Balance, June 30, 2020	30,000,000	30,000	135,930,680	135,931	—	—	4,849,122	(5,191,217)	(176,164)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$139,931	20,000,000	$20,000	$6,260,122	$(5,959,540)	$490,513

Common stock to be issued for services	—	—	10,000,000	10,000	(5,000,000)	(5,000)	330,000	—	335,000
Common stock for prepaid expenses	—	—	1,176,471	1,176	—	—	98,824	—	100,000
Common stock to be issued for license agreement	—	—	15,000,000	15,000	(15,000,000)	(15,000)	—	—	—
Common Stock issued for cash proceeds	—	—	749,999	750	—	—	44,250	—	45,000
Common stock issued for investment	—	—	10,833,333	10,833	—	—	639,167	—	650,000
Net loss	—	—	—	—	—	—	—	(782,767)	(782,767)
Balance, June 30, 2021	30,000,000	30,000	177,690,483	177,690	—	—	7,372,363	(6,742,307)	837,746

Common shares cancelled	—	—	(2,675,000)	(2,675)	—	—	2,675	—	—
Common stock to be issued investment	—	—	—		13,240,741	13,241	—	—	13,241
Net loss	—	—	—	—	—	—	—	(977,289)	(977,289)
Balance, June 30, 2021	30,000,000	30,000	175,015,483	175,015	13,240,741	13,241	7,375,038	(7,719,596)	(126,302)

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,760,056)	$(3,128,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	63,717	35,339
Interest expense on issuance of derivative	530,203	—
Share payable expense	292,500	—
Derivative (gain) loss	(224,875)	3,836
Stock based compensation	335,000	3,017,750
Changes in operating assets and liabilities
Prepaid expenses	41,667	—
Accounts payable and accrued expenses	487,883	56,327
Net cash used by operating activities	(233,961)	(15,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(61,740)	—
Net cash provided by investing activities	(61,740)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	384,850	33,500
Repayment of convertible debentures	(133,500)	—
Proceeds from sale of common stock	45,000	—
Proceeds from convertible notes payable, related party	—	2,424
Net cash provided by financing activities	296,350	35,924

Change in cash	649	20,761
Cash, beginning of year	84	246
Cash, end of year	$733	$21,007

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$44,155	$—

Non-Cash transactions
Common stock issued for investment	$650,000	$—
Common stock issued for Conversion of notes payable	$—	$2,451
Common stock issued for prepaid expenses	$100,000	$—
Intangible asset capitalized	$249,560	$—

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2021

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Eco Innovation Group, Inc. (the “Company,” “we,” “our,” or “Eco Innovation Group”), was incorporated in the State of Nevada on March 5, 2001 under the name of Dig-It Underground, Inc. and operated as an underground cable contractor. On September 29, 2008, the Company acquired a partial interest in the high-end beauty salon business of Haydin Group Enterprises of Texas and discontinued its cable installation business. On September 1, 2011, the Company acquired a partial interest in the art licensing and sales business of Get Down Art, LLC, a Nevada limited liability company. On August 30, 2012, the Company acquired the remaining outstanding interests of Haydin Group Enterprises through a share exchange agreement. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition. On January 5, 2016, the Company entered the natural healing and chiropractic business in Texas by acquiring Expressions Property Limited, LP, a Texas limited partnership, and Expressions Chiropractic and Rehab Center, PA, a Texas professional association, pursuant to share exchange agreements. Effective June 30, 2018, the Company terminated its beauty salon business and natural healing and chiropractic business by terminating and unwinding the shares exchange agreements entered into on August 30, 2012 with Haydin Group Enterprises and January 5, 2016 with Expressions Property Limited and Expressions Chiropractic and Rehab Center. At the same time, the Company began a business line focusing on the development of an affordable fire, hurricane and earthquake resilient steel building framing system. On August 19, 2019, the Company incorporated Steel Hemp Homes Inc. in the state of California as a wholly owned subsidiary to run the steel building frame business as a separate division. On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000; a change of the Company’s corporate name to Eco Innovation Group, Inc.; and the change of the Company’s trading symbol to ECOX. The reverse split of the Company’s common stock was effective August 29, 2018.

On February 20, 2020, the Company increased its authorized shares to 500,000,000 with a par value $0.001, and preferred shares were maintained at 50,000,000 authorized.

On February 28, 2020, our current CEO and controlling Stockholder, Julia Otey-Raudes, took over management and control of the company, initiating a new business plan and winding down the previous business. In the related change of control transaction, Ms. Otey acquired 30,000,000 shares of super-voting Preferred Series A stock on February 28, 2020, which represent all of the authorized and outstanding Series A Preferred Stock and a voting interest of approximately 94% of the Company’s outstanding voting stock.

Under its business plan implemented in February 2020, the Company is an innovation incubator platform devoted to globally important paradigm shifts in technology, sustainable and carbon negative products development and practical deployment worldwide.

Accounting policies and procedures are listed below. The Company has adopted a December 31 year-end.

Basis of Presentation

The Company has prepared the financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of June 30, 2021, December 31, 2020, and December 31, 2019, the Company had cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings per share

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted under outstanding convertible debt and outstanding common stock warrants

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the quarter ended June 30, 2021, and the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment determined no impairment was necessary.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted price in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	430,861	430,861

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	92,138	92,138

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their f air values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of June 30, 2021, the Company has not adopted a Stock Option Plan and has not issued any options.

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

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc., pursuant to which the Company, as Manufacturer, will produce products for Eco-Gen, as Buyer. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO and controlling Stockholder, Julia Otey-Raudes, is a director of Eco-Gen.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued but not yet adopted accounting will have a material effect on the Company’s results of operation or on the reported amounted of its assets and liabilities upon adoption.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses since inception and an accumulated deficit at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 83,750  shares issued and outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding. The Series C Convertible Preferred Stock, with 1,000,000 shares authorized and 83,750 issued and outstanding as of the date of this filing, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001 per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

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

On December 16, 2020, the Company entered into a technology license agreement with Glytech LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by June 30, 2021. The protype has not yet been completed, but Glytech may still earn the additional 15,000,000 shares once completed. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

During the six months ended June 30, 2021, the Company issued 749,999 shares of common stock in exchange for cash proceeds of $45,000.

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

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement, and holds 41,935,484 shares of MCOA stock. As of June 30, 2021, the Company owed an additional 13,240,741 shares to be issued to MCOA under the terms of the agreement, with the Company recognizing a $292,500 other loss during the three months ended June 30, 2021.

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

 On July 24, 2021, the Company and a contractor entered into a settlement agreement pursuant to which the Company issued 850,000 shares of restricted common stock to the contractor in payment of an outstanding invoice for $34,000.

NOTE 4- RELATED PARTY TRANSACTIONS

On March 1, 2016, the Company executed two convertible notes of $4,902 each with former executives of the Company. These notes are each convertible into 50,000,000 shares of common stock. These notes are non-interest bearing. On October 14, 2019, one of these notes converted into 50,000,000 shares of common stock.

On July 24, 2021, the Company and a contractor entered into a settlement agreement pursuant to which the Company issued 850,000 shares of restricted common stock to the contractor in payment of an outstanding invoice for $34,000.

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

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,9038 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Robert L. Hymers of $2,451 is convertible into 25,000,000 shares of stock at June 30, 2021.

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

On January 20, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $45,000. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on January 20, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market. On June 10, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $65,744, and the current balance is $0.

On March 8, 2021, the Company entered into a securities purchase agreement dated as of March 8, 2021 with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $53,500. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on March 8, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market. On June 10, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $76,911, and the current balance is $0.

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villalta for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $0.06 a share into a total of 500,000 common shares.

On April 22, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $38,750. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on April 22, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market.

On April 23, 2021, the Company issued a 10% convertible promissory note in the principal amount of $45,000 pursuant to a securities purchase agreement of the same date to GS Capital Partners, LLC. The Company received $40,500 from the sale of the convertible promissory note after deductions of an original issue discount of $2,000 and investor’s attorney fees of $2,500. The convertible promissory note becomes due on April 23, 2022 and carries interest on the principal amount outstanding of 10% per annum. The principal amount of the note is convertible at the holder’s option into shares of the Company's common stock at a conversion price equal to 61% of the lowest trading price of the Company’s common stock for the twenty prior trading days. During the three months ended June 30, 2021, the Company repaid $35,000 of principal, and on July 21, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $17,195.

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon the occurrence of any Event of Default, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The Labrys Note requires that we reserve from our authorized and unissued common stock a number of shares equal to the greater of: (a) 16,434,782 shares of our common stock, or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Labrys Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Labrys SPA issuable upon the full conversion of the Labrys Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. We are subject to penalties for failure to timely deliver shares to Labrys following a conversion request.

The Labrys SPA and the Labrys Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Labrys Note, which we believe are customary for transactions of this type. At July 27, 2021, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Labrys Note, the Company issued a five year warrant exercisable for 6,818,181 shares of common stock at an exercisable price of $0.033 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants, and the conversion option in notes are bifurcated under ASC Topic 815-40 and accounted for as a derivative liability

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the six months ended June 30, 2021, the fair value of new derivative liabilities on the new issuance of debt amounted to $563,553 upon inception, with debt discount of $258,350 recognized and a loss on derivative issuance of $305,203 recognized, included in interest expense on the consolidated statements of operations. The Derivative liabilities on the Company’s various convertible debt instruments had an estimated fair value of $430,861 as of June 30, 2021. The Company recognized a gain on the change in fair value of the derivative liability of $224,875 during the six months ended June 30, 2021. The Black Scholes valuation model included inputs of volatility of between 214,8% and 600.2%, a dividend yield of 0%, risk free rate of 0.06%-1.20% and a term of between 0. 5 years and five years.

As of June 30, 2021, there were 44,522,594 shares of common stock that may be issued under the convertible notes payable described above, and 6,818,181 shares issuable under common stock warrants.

As of June 30, 2021 and December 31, 2020, unamortized debt discount was $270,411 and $14,935, respectively. During the six months ended June 30, 2021, the Company amortized $63,717 of debt discount to interest expense. Accrued interest on convertible notes was $17,862 and $4,051 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 6. SUBSEQUENT EVENTS

On July 16, 2021, Eco Innovation Group sold 83,750 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $80,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, the Company’s Board of Directors approved and the Company filed a certain Certificate of Designations with the Secretary of State of Nevada, designating 1,000,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.001 per share. This Certificate of Designations provides us with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 12-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 37% discount to the public market price.

On July 24, 2021, the Company and a contractor entered into a settlement agreement pursuant to which the Company issued 850,000 shares of restricted common stock to the contractor in payment of an outstanding invoice for $34,000.

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

Our Technology Agreements

JouleBox® Power Station Contract Manufacturing Agreement

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc. (“Eco-Gen”), pursuant to which the Company has contracted to manage the production and delivery of Eco-Gen’s JouleBox® Power Station. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO and controlling Stockholder, Julia Otey-Raudes, is a director and shareholder of Eco-Gen, and in that the Company’s offices are provided to the Company by Eco-Gen in a space located within Eco-Gen’s corporate offices. Our CEO and controlling Stockholder, Julia Otey-Raudes, owns 20.66%  of Eco-Gen’s outstanding voting stock as of the date of this quarterly filing.

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

Corporate History

Eco Innovation Group, Inc. (the “Company,” “we,” “our,” or “Eco Innovation Group”), was incorporated in the State of Nevada on March 5, 2001 under the name of Dig-It Underground, Inc. and operated as an underground cable contractor. On September 29, 2008, the Company acquired a partial interest in the high-end beauty salon business of Haydin Group Enterprises of Texas and discontinued its cable installation business. On September 1, 2011, the Company acquired a partial interest in the art licensing and sales business of Get Down Art, LLC, a Nevada limited liability company. On August 30, 2012, the Company acquired the remaining outstanding interests of Haydin Group Enterprises through a share exchange agreement. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition. On January 5, 2016, the Company entered the natural healing and chiropractic business in Texas by acquiring Expressions Property Limited, LP, a Texas limited partnership, and Expressions Chiropractic and Rehab Center, PA, a Texas professional association, pursuant to share exchange agreements. Effective June 30, 2018, the Company terminated its beauty salon business and natural healing and chiropractic business by terminating and unwinding the shares exchange agreements entered into on August 30, 2012 with Haydin Group Enterprises and January 5, 2016 with Expressions Property Limited and Expressions Chiropractic and Rehab Center. At the same time, the Company began a business line focusing on the development of an affordable fire, hurricane and earthquake resilient steel building framing system. On August 19, 2019, the Company incorporated Steel Hemp Homes Inc. in the state of California as a wholly owned subsidiary to run the steel building frame business as a separate division. On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000; a change of the Company’s corporate name to Eco Innovation Group, Inc.; and the change of the Company’s trading symbol to ECOX. The reverse split of the Company’s common stock was effective August 29, 2018.

On February 28, 2020, our current CEO and controlling Stockholder, Julia Otey-Raudes, took over management and control of the company, initiating a new business plan and winding down the previous business. In the related change of control transaction, Ms. Otey acquired 30,000,000 shares of super-voting Preferred Series A stock on February 28, 2020, which represent all of the authorized and outstanding Series A Preferred Stock and a voting interest of approximately 94% of the Company’s outstanding voting stock.

The Company is an innovation incubator platform devoted to globally important paradigm shifts in technology, sustainable and carbon negative products development and practical deployment worldwide. ECOX will initially introduce a revolutionary power booster for homes and offices that, when installed as directed, holds the potential to reduce energy consumption, depending on configuration by up to 60% and other energy saving related technologies.

Description of property

The Company does not lease or own an office, any real estate or assets as of the quarter ended June 30, 2021, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

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

Results of Operations – Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The Company had no sales during either period presented.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $78,899 and $4,519 the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, we incurred $75,000 in executive compensation and $119,930 in consulting fees compared to $260,000 of executive compensation and $2,130,750 for the three months ended June 30, 2020, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $628,351, including amortization of debt discount of $48,646, a derivative gain of $217,497 during the three months ended June 30, 2021. The Company also recognized a loss of $292,500 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the three months ended June 30, 2020, the Company recognized interest expense of $16,114, including amortization of debt discount of $15,448, a derivative loss of $51,965.

As a result of the foregoing, we recorded a net loss of $977,289 and $3,113,348 for the three months ended June 30, 2021 and 2020, respectively.

Results of Operations – Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The Company had no sales during either period presented.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $142,404 and $47,166 the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, we incurred $350,000 in executive compensation and $546,597 in consulting fees compared to $260,000 of executive compensation and $2,130,750 for the six months ended June 30, 2020, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $653,265, including amortization of debt discount of $63,717, a derivative gain of $224,875 during the six months ended June 30, 2021. The Company also recognized a loss of $292,500 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the six months ended June 30, 2020, the Company recognized interest expense of $16,114, including amortization of debt discount of $35,339, a derivative loss of $3,836.

As a result of the foregoing, we recorded a net loss of $1,760,056 and $3,128,415 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, the Company had cash of $733 and $84, respectively. Furthermore, the Company had a working capital deficit of $2,145,602 and $567,487 as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, the Company used $233,961 of cash in operating activities due to its net loss of $1,760,056, partially offset by; amortization of debt discount of $63,717; interest expense on derivative issuance of $530,203, expense from shares to be issued to MCOA under the share exchange agreement of $292,500, stock-based compensation expense of $335,000, derivative gain of $224,875 and an increase in accounts payable and accrued expenses of $487,883.

The Company had cash used in investing activities of $61,740 for the purchase of intangible asses under license agreements during the six months ended June 30, 2021. The Company had no cash flows from investing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2021, the Company had net cash provided by financing activities of $296,350, primarily from $384,850 of proceeds on convertible debentures and proceeds from sale of common stock of $45,000, partially offset by repayments of convertible debentures of $133,500. The Company had cash flows from financing activities of $35,924 during the six months ended June 30, 2020 related to proceeds from convertible debentures

Our auditors have issued a going concern opinion on our annual consolidated financial statements, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Item 4. Controls and Procedures.

 Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 16, 2020, the Company entered into a technology license agreement with Glytech, LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech, LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by June 30, 2021. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date, and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

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

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement and holds 41,935,484 shares of MCOA stock. As of June 30, 2021, the Company owed an additional 13,240,741 shares to be issued to MCOA under the terms of the agreement, with the Company recognizing a $292,500 other loss during the three months ended June 30, 2021.

On July 16, 2021, Eco Innovation Group sold 83,750 of its Series C Convertible Preferred Shares, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $80,000 pursuant to a Series C Preferred Purchase Agreement with Geneva. To accommodate this transaction, the Company’s Board of Directors approved and the Company filed a certain Certificate of Designations with the Secretary of State of Nevada, designating 1,000,000 of its available preferred shares as Series C Preferred Convertible Stock, Stated Value of $1.00 per share, and with a par value of $0.001 per share. This Certificate of Designations provides us with the opportunity to redeem the Series C Shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 12-month anniversary. Geneva may convert the Series C Shares into our common shares, commencing on the 6-month anniversary of the closing at a 37% discount to the public market price.

On July 24, 2021, the Company and a contractor entered into a settlement agreement pursuant to which the Company issued 850,000 shares of restricted common stock to the contractor in payment of an outstanding invoice for $34,000.

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

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: July 27, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: July 27, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 27, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: July 27, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

