Form 10-Q
period 2021-09-30
ECO INNOVATION GROUP, INC.
filed 2021-11-18
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 15, 2021 was 195,912,036 shares.

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

3

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020
(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current Assets
Cash and cash equivalents	$9,438	$84
Prepaid expenses	58,333	—
Total Current Assets	67,771	84

Other Assets
Furniture and Equipment	1,000
Intangible Asset	1,367,200	1,050,000
Investment	650,000	—
Deposits and other assets	8,000	8,000
Total Other Assets	2,026,200	1,058,000
Total Assets	$2,093,971	$1,058,084

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and accrued expenses	1,087,562	223,866
Convertible Notes Payable	130,137	50,122
Deferred Revenue	181,525	181,525
Warrant Liability	152,400	—
Share Payable Liability	316,262	—
Derivative liabilities	433,735	92,183
Convertible Notes Payable Related party	4,875	4,875
Series C Preferred stock liability	116,068	—
Related Party Loans	15,000	15,000
Total Current Liabilities	2,437,564	567,571

Total Liabilities	2,437,564	567,571

Stockholders' Equity

Preferred stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 30,000,000 shares	30,000	30,000

Common stock, par value $0.001, authorized 500,000,000 shares, issued and outstanding 191,912,036 and 135,930,680 shares at September 30, 2021 and December 31, 2020, respectively	191,911	139,931
Common shares to be issued, 14,757,218 and 20,000,000 as of September 30, 2021 and December 31, 2020, respectively	14,757	20,000
Additional paid-in capital	7,777,062	6,260,122
Accumulated deficit	(8,357,323)	(5,959,540)
Total Stockholders' Equity (Deficit)	(343,593)	490,513

TOTAL LIABILITIES and Stockholders' Equity (Deficit)	$2,093,971	$1,058,084

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED PROFIT AND LOSS STATEMENT
For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30	September 30	September 30	September 30
	2021	2020	2021	2020

Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Gross Profit	$—	$—	$—	$—

Operating Expenses
General and Administrative	245,036	19,328	387,440	66,494
Development and Manufacture Expenses	—	90,020	165	740,020
Executive Compensation	75,000	—	425,000	260,000
Consulting Fee	126,500	15,000	673,097	2,145,750
Total Operating Expense	446,536	124,348	1,485,702	3,212,264

Operating Loss	(446,536)	(124,348)	(1,485,702)	(3,212,264)

Other Income(Expenses)
Derivative gain (loss)	(64,080)	(6,689)	160,795	(10,525)
Warrant gain (loss)	22,282	—	22,282	—
Other expense	(38,519)	—	(331,019)	—
Interest expense	(110,874)	(9,791)	(764,139)	(46,454)
Total Other Income (Loss)	(191,191)	(16,480)	(912,081)	(56,979)

Net loss	$(637,727)	$(140,828)	$(2,397,783)	$(3,269,243)

Basic & Diluted Loss per Common Shares	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	175,879,122	137,974,158	171,363,560	120,811,554

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY/DEFICIT
For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock A		Common Stock		Common Stock to be issued		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	30,000,000	$30,000	54,830,680	$54,831	—	$—	$1,897,521	$(2,062,802)	$(80,450)
Net loss	—	—	—	—	—	—	—	(15,067)	(15,067)
Balance, March 31, 2020	30,000,000	30,000	54,830,680	54,831	—	—	1,897,521	(2,077,869)	(95,517)

Common Stock issued for services rendered	—	—	56,100,000	56,100	—	—	2,961,650	—	3,017,750
Common stock issued for conversion of notes payable	—	—	25,000,000	25,000	—	—	(22,549)	—	2,451
Discount on Convertible notes	—	—	—	—	—	—	12,500	—	12,500
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	—	(3,113,348)	(3,113,348)
Balance, June 30, 2020	30,000,000	30,000	135,930,680	135,931	—	—	4,849,122	(5,191,217)	(176,164)

Common Stock issued for cash proceeds	—	—	4,000,000	4,000	—		16,000	—	20,000
Common stock issued for conversion of notes payable	—	—	—	—			—	—	—
Discount on Convertible notes	—	—	—	—			—	—	—
Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	—	(140,828)	(140,828)
Balance, September 30, 2020	30,000,000	$30,000	139,930,680	$139,931	—	$—	$4,865,122	$(5,332,045)	$(296,992)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$139,931	20,000,000	$20,000	$6,260,122	$(5,959,540)	$490,513

Common stock to be issued for services	—	—	10,000,000	10,000	(5,000,000)	(5,000)	330,000	—	335,000
Common stock for prepaid expenses	—	—	1,176,471	1,176	—	—	98,824	—	100,000
Common stock to be issued for license agreement	—	—	15,000,000	15,000	(15,000,000)	(15,000)	—	—	—
Common Stock issued for cash proceeds	—	—	749,999	750	—	—	44,250	—	45,000
Common stock issued for investment	—	—	10,833,333	10,833	—	—	639,167	—	650,000
Net loss	—	—	—	—	—	—	—	(782,767)	(782,767)
Balance, March 31, 2021	30,000,000	30,000	177,690,483	177,690	—	—	7,372,363	(6,742,307)	837,746

Common shares cancelled	—	—	(2,675,000)	(2,675)	—	—	2,675	—	—
Common stock to be issued investment	—	—	—		13,240,741	13,241	—	—	13,241
Net loss	—	—	—	—	—	—	—	(977,289)	(977,289)
Balance, June 30, 2021	30,000,000	30,000	175,015,483	175,015	13,240,741	13,241	7,375,038	(7,719,596)	(126,302)

Common Stock issued for cash proceeds	—	—	3,000,000	3,000	—	—	(2,550)	—	450
Common Stock issued for services rendered	—	—	1,500,000	1,500	—	—	173,100	—	174,600
Common stock to be issued investment	—	—	—	—	1,516,477	1,516.00	—	—	1,516
Common Stock issued for conversion of debt	—	—	5,675,342	5,675	—	—	8,513	—	14,188
Common Stock issued for settlement of payables	—	—	850,000	850	—	—	33,150	—	34,000
Common Stock issued for exercise of warrant	—	—	5,871,211	5,871	—	—	(5,871)	—	—
Settlement of warrant liability	—	—	—	—	—	—	195,682	—	195,682
Net loss	—	—	—	—	—	—	—	(637,727)	(642,727)
Balance, September 30, 2021	30,000,000	30,000	191,912,036	191,911	14,757,218	14,757	7,777,062	(8,357,323)	(343,593)

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,397,783)	$(3,269,243)
Adjustments to reconcile net loss to net cash used by operating activities:

Derivative (gain) loss	(160,795)	10,525
Warrant (gain) loss	(22,282)	—
Amortization of debt discount	184,333	43,783
Interest expense on derivative issuance	493,729	—
Share payable expense	331,018	—
Stock based compensation	509,600	3,017,750
Changes in operating assets and liabilities
Prepaid expenses	41,667	—
Accounts payable and accrued expenses	649,825	57,674
Deferred revenue	—	100,000
Net cash used by operating activities	(370,688)	(39,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(1,000)	—
Purchase of intangible assets	(67,640)	—
Net cash provided by investing activities	(68,640)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	505,482	33,500
Repayment of convertible debentures	(217,250)	—
Proceeds from sale of common stock	45,450	20,000
Proceeds from sale of preferred C stock	115,000	—
Proceeds from convertible notes payable, related party	—	2,424
Net cash provided by financing activities	448,682	55,924

Change in cash	9,354	16,413
Cash, beginning of year	84	246
Cash, end of year	$9,438	$16,659

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$44,155	$—

Non-Cash transactions
Common stock issued for investment	$650,000	$—
Common stock issued for Conversion of notes payable and accrued interest	$14,188	$2,451
Common stock issued for prepaid expenses	$100,000	$—
Intangible asset capitalized	$249,560	$—

See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Eco Innovation Group, Inc. (the “Company,” “we,” “our,” or “Eco Innovation Group”), was incorporated in the State of Nevada on March 5, 2001 under the name of Dig-It Underground, Inc. and operated as an underground cable contractor. On September 29, 2008, the Company acquired a partial interest in the high-end beauty salon business of Haydin Group Enterprises of Texas and discontinued its cable installation business. On September 1, 2011, the Company acquired a partial interest in the art licensing and sales business of Get Down Art, LLC, a Nevada limited liability company. On August 30, 2012, the Company acquired the remaining outstanding interests of Haydin Group Enterprises through a share exchange agreement. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition. On January 5, 2016, the Company entered the natural healing and chiropractic business in Texas by acquiring Expressions Property Limited, LP, a Texas limited partnership, and Expressions Chiropractic and Rehab Center, PA, a Texas professional association, pursuant to share exchange agreements. Effective September 30, 2018, the Company terminated its beauty salon business and natural healing and chiropractic business by terminating and unwinding the shares exchange agreements entered into on August 30, 2012 with Haydin Group Enterprises and January 5, 2016 with Expressions Property Limited and Expressions Chiropractic and Rehab Center. At the same time, the Company began a business line focusing on the development of an affordable fire, hurricane and earthquake resilient steel building framing system. On August 19, 2019, the Company incorporated Steel Hemp Homes Inc. in the state of California as a wholly owned subsidiary to run the steel building frame business as a separate division. On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000; a change of the Company’s corporate name to Eco Innovation Group, Inc.; and the change of the Company’s trading symbol to ECOX. The reverse split of the Company’s common stock was effective August 29, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the quarter ended September 30, 2021, and the years ended December 31, 2020 and 2019, the Company evaluated long lived assets for impairment determined no impairment was necessary.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	433,735	433,735

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	92,138	92,138

 Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their f air values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of September 30, 2021, the Company has not adopted a Stock Option Plan and has not issued any options.

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses since inception and an accumulated deficit at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 122,500 shares issued and outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding. The Series C Convertible Preferred Stock, with 1,000,000 shares authorized and 122,500 issued and outstanding as of the date of this filing, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001 per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

On July 15, 2021, the Company designated 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation, and has no voting rights. The Series C Convertible Preferred Stock has a 10% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series C Convertible Preferred Stock, alter or changes the rights of the Series C Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series C Convertible Preferred Stock, increase the authorized shares of Series C Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series C Convertible Preferred Stock may be converted into common stock at a price based on 63% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series C Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 35%. The Series C Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series C Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable at will be accounted for as a liability under ASC 480.

During the three months ended September 30, 2021, the Company entered into two purchase agreements for Series C Convertible Preferred Stock with an accredited investor. The Company issued a total of 122,500 shares of Series C Convertible Preferred Stock in exchange for gross proceeds of $122,500. The Company paid $7,500 of fees for these agreements, accounted for as deferred finance costs. The Series C Convertible Preferred Stock will mature in July 2022 and September 2022.

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

On December 16, 2020, the Company entered into a technology license agreement with Glytech LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by September 30, 2021. The protype has not yet been completed, but Glytech may still earn the additional 15,000,000 shares once completed. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

During the nine months ended September 30, 2021, the Company issued 749,999 shares of common stock in exchange for cash proceeds of $45,000.

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

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,308 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Robert L. Hymers of $2,451 is convertible into 25,000,000 shares of stock at September 30, 2021.

On May 12, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $12,500 due on May 12, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is fixed at $0.0025 per share. On September 16, 2021 the note, along with accrued interest of 1,688, was converted into 5,675,342 shares of common stock

On September 30, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $21,000 due on September 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion.

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

On April 22, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., providing for the issuance of a convertible promissory note in the principal amount of $38,750. The Company received net proceeds of $41,500. The principal balance of the note accrues interest at the rate of 10% per annum and becomes due on April 22, 2022. The note shall be convertible into common shares of the Company at the option of the holder after 180 days from the issue date until its maturity or date of payment of principal and interest, at a conversion price equal to 61% of the lowest trading price of the Company’s stock during the 20-day period preceding the day of conversion, representing a discount of 39% to the market. On September 13, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $56,331, and the current balance is $0.

On April 23, 2021, the Company issued a 10% convertible promissory note in the principal amount of $45,000 pursuant to a securities purchase agreement of the same date to GS Capital Partners, LLC. The Company received $40,500 from the sale of the convertible promissory note after deductions of an original issue discount of $2,000 and investor’s attorney fees of $2,500. The convertible promissory note becomes due on April 23, 2022 and carries interest on the principal amount outstanding of 10% per annum. The principal amount of the note is convertible at the holder’s option into shares of the Company's common stock at a conversion price equal to 61% of the lowest trading price of the Company’s common stock for the twenty prior trading days. During the three months ended September 30, 2021, the Company repaid $35,000 of principal, and on July 21, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $17,195.

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note. During the three months ended September 30, 2021 the company made payments of $35,000, reducing the outstanding note balance to $190,000

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $750.00 for administrative fees. The Labrys Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

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

The Labrys SPA and the Labrys Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Labrys Note, which we believe are customary for transactions of this type. At November 15, 2021, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Labrys Note, the Company issued a five year warrant exercisable for 6,818,181 shares of common stock at an exercisable price of $0.033 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants. On September 3, 2021, Labry’s elected to exercise the warrant on a cashless basis in exchange for 5,871,211 shares of common stock. The warrant is no longer outstanding and the related liability has been settled in full.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Blue Lake SPA”) with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued a 12% promissory note (the “Blue Lake Note”) with a maturity date of August 23, 2022 (the “Blue Lake Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Blue Lake Note, the Company agreed to pay to $150,000 (the “Principal Sum”) to Blue Lake and to pay interest on the principal balance at the rate of 12% per annum. The Blue Lake Note carries an original issue discount (“OID”) of $15,000. Accordingly, on the Closing Date (as defined in the Blue Lake SPA), Blue Lake retained an additional $9,450 of legal fees and paid the purchase price of $125,500 in exchange for the Blue Lake Note. Blue Lake may convert the Blue Lake Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Blue Lake Note) at any time at a fixed conversion price equal to $0.02 per share.

The Company may prepay the Blue Lake Note at any time prior to the date that an Event of Default (as defined in the Blue Lake Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $7530.00 for administrative fees. The Blue Lake Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Blue Lake Note or Blue Lake SPA.

Upon the occurrence of any Event of Default, the Blue Lake Note shall become immediately due and payable and the Company shall pay to Blue Lake, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 16% per annum or the highest rate permitted by law.

The Labrys Note requires that the Company reserve from its authorized and unissued common stock a number of shares equal to the greater of: (a) 11,250,000 shares of our common stock, or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Blue Lake Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Blue Lake SPA issuable upon the full conversion of the Blue Lake Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. The Company is subject to penalties for failure to timely deliver shares to Blue Lake following a conversion request.

The Blue Lake SPA and the Blue Lake Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company are subject to certain negative covenants under the Blue Lake SPA and the Blue Lake Note, which we believe are customary for transactions of this type. At November 15, 2021, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Blue Lake Note, the Company issued a five year warrant exercisable for 6,000,000 shares of common stock at an exercisable price of $0.025 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants.

The Company determined that the conversion options in certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the notes once the note becomes convertible and account for it as a derivative liability.

During the nine months ended September 30, 2021, the fair value of new derivative liabilities on the new issuance of debt amounted to $502,347 upon inception, with debt discount of $233,618 recognized and a loss on derivative issuance of $268,729 recognized, included in interest expense on the consolidated statements of operations. The Derivative liabilities on the Company’s various convertible debt instruments had an estimated fair value of $433,735 as of September 30, 2021. As a result of payments made on convertible notes, the Company recorded $122,805 of derivative liability relief during the nine months ended September 30, 2021 The Company recognized a gain on the change in fair value of the derivative liability of $47,960 during the nine months ended September 30, 2021. The Black Scholes valuation model included inputs of volatility of between 214,8% and 600.9%, a dividend yield of 0%, risk free rate of 0.03%-0.98% and a term of between 0.5 years and five years.

As of September 30, 2021, there were 48,192,308 shares of common stock that may be issued under the convertible notes payable described above, and 6,000,000 shares issuable under common stock warrants.

As of September 30, 2021 and December 31, 2020, unamortized debt discount was $300,863 and $14,935, respectively. During the nine months ended September 30, 2021, the Company amortized $174,822 of debt discount to interest expense. Accrued interest on convertible notes was $22,682 and $4,051 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 9. SUBSEQUENT EVENTS

On October 4, 2021, the Company issued 4,000,000 shares of common stock for services.

On October 4, 2021, the Company entered into an Asset Purchase Agreement to acquire construction equipment and form a new Canadian engineering and construction company in Canada. Under the Asset Purchase Agreement, the Company agreed to pay one million shares of common stock for substantially all of the assets and business of the Canadian construction firm. Pursuant to the Asset Purchase Agreement, the Company and its Canadian partners, who own 15% of the Canadian venture, formed a new entity to own and deploy the construction assets. In connection with the Asset Purchase Agreement, the Company entered into (i) a Lock-Up and Leak-Out Agreement with the seller pursuant to which, among other thing, such shareholder agreed to certain restrictions regarding the resale of the common stock issued pursuant to the Asset Purchase Agreement for a period of six months from the date of the Asset Purchase Agreement, (ii) a Shareholders Agreement with the Company’s Canadian partners for certain terms of governance, restrictive covenants including confidentiality and noncompetition, and transfer restrictions on the parties’ equity, and (iii) Employment Agreements with the Company’s Canadian partners.

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

Eco-Gen Energy, Inc. is a private Nevada corporation formed on March 23, 2009. According to the unaudited financial statements provided by Eco-Gen Energy, Inc., as of the fiscal year-end at December 31, 2019 and as of November 21, 2020, Eco-Gen had total current assets of $269,778.44 and $272,297.26, respectively, and total cash on hand as of November 21, 2020 was $267,297.26, consisting primarily of funds held in savings and checking accounts. According to Eco-Gen Energy, Inc.’s unaudited financial statements for the fiscal year ending December 31, 2019, Eco-Gen had total net loss of ($247,486.74), with total income at $812,224.23, total cost of goods sold of $430,551.94, gross profit of $381,672.29, and total expenses of $675,188.38. For the 2020 fiscal year as of November 21, 2020, Eco-Gen had total income of $25,800.00 and total cost of goods sold of $5,000.00, for a gross profit of $20,800.00, and total expenses of $28,281.18, for an operating loss of ($7,481.18) as of November 21, 2020, according to the unaudited financial statements provided by Eco-Gen Energy, Inc.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Corporate History

Eco Innovation Group, Inc. (the “Company,” “we,” “our,” or “Eco Innovation Group”), was incorporated in the State of Nevada on March 5, 2001 under the name of Dig-It Underground, Inc. and operated as an underground cable contractor. On September 29, 2008, the Company acquired a partial interest in the high-end beauty salon business of Haydin Group Enterprises of Texas and discontinued its cable installation business. On September 1, 2011, the Company acquired a partial interest in the art licensing and sales business of Get Down Art, LLC, a Nevada limited liability company. On August 30, 2012, the Company acquired the remaining outstanding interests of Haydin Group Enterprises through a share exchange agreement. Concurrently, the Company discontinued its business with Get Down Art, LLC and resolved to unwind that acquisition. On January 5, 2016, the Company entered the natural healing and chiropractic business in Texas by acquiring Expressions Property Limited, LP, a Texas limited partnership, and Expressions Chiropractic and Rehab Center, PA, a Texas professional association, pursuant to share exchange agreements. Effective September 30, 2018, the Company terminated its beauty salon business and natural healing and chiropractic business by terminating and unwinding the shares exchange agreements entered into on August 30, 2012 with Haydin Group Enterprises and January 5, 2016 with Expressions Property Limited and Expressions Chiropractic and Rehab Center. At the same time, the Company began a business line focusing on the development of an affordable fire, hurricane and earthquake resilient steel building framing system. On August 19, 2019, the Company incorporated Steel Hemp Homes Inc. in the state of California as a wholly owned subsidiary to run the steel building frame business as a separate division. On July 1, 2018, the Company approved a reverse split of its common stock in a ratio of 1:1,000; a change of the Company’s corporate name to Eco Innovation Group, Inc.; and the change of the Company’s trading symbol to ECOX. The reverse split of the Company’s common stock was effective August 29, 2018.

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

Description of property

The Company does not lease or own an office, any real estate or assets as of the quarter ended September 30, 2021, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

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

Results of Operations – Comparison of the Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The Company had no sales during the three months ended September 30, 2021, and September 30, 2020.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $245,036 and $19,328 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we incurred $75,000 in executive compensation and $126,500 in consulting fees compared to $0 of executive compensation and $15,000 in consulting fees for the three months ended September 30, 2020, respectively, primarily from stock-based compensation. The Company had no development and manufacturing expense during the three months ended September 30, 2021 compared to $90,024 during the three months ended September 30, 2020.

The Company also recognized interest expense of $110,874, including amortization of debt discount of $119,548, a derivative loss of $64,080 and warrant liability gain of $22,282 during the three months ended September 30, 2021. The Company also recognized a loss of $38,519 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the three months ended September 30, 2020, the Company recognized interest expense of $9,791, including amortization of debt discount of $8,444, a derivative loss of $6,689.

As a result of the foregoing, we recorded a net loss of $637,727 and $40,828 for the three months ended September 30, 2021 and 2020, respectively.

Results of Operations – Comparison of the Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The Company had no sales during the nine months ended September 30, 2021 and September 30, 2020.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $387,440 and $66,494 the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, we incurred $425,000 in executive compensation and $673,097 in consulting fees compared to $260,000 of executive compensation and $2,145,750 in consulting fees for the nine months ended September 30, 2020, respectively, primarily from stock-based compensation. The Company had $165 of development and manufacturing expense during the nine months ended September 30, 2021 compared to $740,024 during the nine months ended September 30, 2020.

The Company also recognized interest expense of $764,139, including amortization of debt discount of $184,333, a derivative gain of $160,795 and a warrant liability gain of 22,282 during the nine months ended September 30, 2021. The Company also recognized a loss of $331,019 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the nine months ended September 30, 2020, the Company recognized interest expense of $46,454, including amortization of debt discount of $43,783, a derivative loss of $10,525.

As a result of the foregoing, we recorded a net loss of $2,397,783 and $3,269,243 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, the Company had cash of $9,438 and $84, respectively. Furthermore, the Company had a working capital deficit of $2,369,793 and $567,487 as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, the Company used $370,688 of cash in operating activities due to its net loss of $2,397,783, partially offset by; amortization of debt discount of $184,333; interest expense on derivative issuance of $493,729, expense from shares to be issued to MCOA under the share exchange agreement of $331,018, stock-based compensation expense of $509,600, derivative gain of $460,795, warrant gain of $22,282 and an increase in accounts payable and accrued expenses of $648,137.

The Company had cash used in investing activities of $68,640 for the purchase of intangible asses under license agreements during the nine months ended September 30, 2021. The Company had no cash flows from investing activities during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company had net cash provided by financing activities of $448,682, primarily from $505,482 of proceeds on convertible debentures, proceeds from sale of common stock of $45,450 and proceeds of $115,000 from sale of Series C Convertible Preferred Stock, partially offset by repayments of convertible debentures of $217,250. The Company had cash flows from financing activities of $55,924 during the nine months ended September 30, 2020 related to proceeds from convertible debentures and sales of common stock

Our auditors have issued a going concern opinion on our annual consolidated financial statements, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our products and loans from our director. We must raise cash to implement our plan and stay in business.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 16, 2020, the Company entered into a technology license agreement with Glytech, LLC, a company of which Demitri Hopkins is an equity interest holder. The agreement awarded Glytech, LLC 15,000,000 shares of common stock upon execution, and an additional 15,000,000 shares upon completion of a working prototype of a new technology product based on the licensed technology by September 30, 2021. Additionally, upon completion of the working prototype, the Company will pay $150,000 of cash, due within six months of the milestone completion. The Company will be a royalty of 10% to Glytech on all net sales of any device incorporating the licensed technology. The initial shares to be awarded were valued at $1,050,000 based on the fair value of the common stock at the agreement date, and were recorded as an indefinite-lived intangible asset. The shares were issued in January 2021.

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

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement and holds 41,935,484 shares of MCOA stock. As of September 30, 2021, the Company owed an additional 13,240,741 shares to be issued to MCOA under the terms of the agreement, with the Company recognizing a $292,500 other loss during the three months ended September 30, 2021.

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

On September 3, 2021, the Company sold 38,500 shares of Series C Convertible Preferred Stock to Geneva, for net cash proceeds of $35,000 pursuant to a Series C Preferred Purchase Agreement with Geneva, under the same terms described above.

On July 24, 2021, the Company and a contractor entered into a settlement agreement pursuant to which the Company issued 850,000 shares of restricted common stock to the contractor in payment of an outstanding invoice for $34,000.

In July 2021, the Company entered into a consulting agreement pursuant to which the company is to issue a total of 6,000,000 shares of common stock. 3,000,000 shares of the stock are to be issued upfront with the remaining 3,000,000 to be issued in equal monthly installments. In exchange the consultants will pay the company $900 cash for the shares and provide consulting services for a 12-month period. As of September 30, 2021, the Company had issued a total of 4,500,000 shares pursuant to the agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	INLINE XBRL INSTANCE

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABELS

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: November 18, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: November 18, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 18, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: November 18, 2021	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)