Form 10-K
period 2021-12-31
ECO INNOVATION GROUP, INC.
filed 2022-04-26
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of December 31, 2021, was $1,378,385 based upon the closing price of the common stock as reported on the OTC Markets.

There were 196,912,036 shares of common stock outstanding as of December 31, 2021, and 388,095,683 shares of common stock outstanding as of April 26, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In our approach to the Company’s market opportunity, we not only look for great people with great technology, as part of our nine-step “Evaluation to Market” discipline, we also look to choose scalable technology opportunities and to maximize profit margins

Business Model

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

Our Technology Agreements

JouleBox® Power Station Contract Manufacturing Agreement

On August 25, 2020, the Company signed a Master Outsourcing Contract Manufacturing Agreement with Eco-Gen Energy, Inc. (“Eco-Gen”), pursuant to which the Company has contracted to manage the production and delivery of Eco-Gen’s JouleBox® Power Station. The Master Outsourcing Contract Manufacturing Agreement with Eco-Gen is a related party transaction insofar as our CEO and controlling Stockholder, Julia Otey-Raudes, is a shareholder of Eco-Gen.

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

Power Booster™ Licensing Agreement

On May 4, 2020, the Company signed a Master Exclusive Licensing, Marketing, Distribution and Sales Agreement with the Bellagio IP Trust for the Power Booster™ technology, giving the Company the exclusive right to market Power Booster™ products.

The Company licensed the Power Booster™ technology based on the Company’s belief that the technology has the potential to achieve high-value commercial success. Based on tests performed by the Company and the patent holder, the Power Booster™ technology can provide a saving in energy consumption, depending on multiple factors, including intended usage, quality of existing power source and overall system configuration, over standard generator technology. Actual energy savings will vary depending on overall application and other factors. The Company plans to engage third parties to market products using the Power Booster™ technology in the United States.

The Exclusive Global Licensing Agreement with the Bellagio IP Trust (“Bellagio”)(the “Bellagio Agreement”) grants rights to the Company to market the Power Booster™. In exchange for the Bellagio Agreement, the Company issued Bellagio a restricted stock grant of twenty-five million (25,000,000) restricted common shares in the Company and will pay to Bellagio a royalty of 11% of the net manufacturing price of all Power Booster™ products sold. The Company has thus far generated no revenue from the product. Since the signing date of the Exclusive Global Licensing Agreement with Bellagio, there has been no significant progress by the Company on this initiative. The Company cannot be sure if or when, under the current global climate, that manufacturing agreement will be signed. Additionally, bringing the Power Booster™ technology to market will require significant financial inputs on the Company’s part over the next 12 months.

MagnoSpring™ Licensing Agreement

On October 26, 2020, the Company signed an Exclusive License Agreement with Fortin & Associates LLC, a Delaware limited liability company (“Fortin”), giving the Company the exclusive worldwide right to make, use, sell, lease, import, export, or otherwise dispose of products utilizing Fortin’s magnetic spring mechanical motor technology, including the right to have products using the energy efficient technology made by third party manufacturers. Pursuant to the MagnoSpring™ technology licensing agreement with Fortin, after the completion of an operable prototype that provides proof of concept for the technology, Fortin shall, at the Company’s expense, procure patents for the MagnoSpring™ technology. Under the agreement, the Company is responsible for all costs for preparation, filing, prosecution and maintenance of patents for the MagnoSpring™ technology, and shall have final authority over all decisions concerning filing prosecution of patent applications and patents, including the selection of patent attorneys.

As compensation to Fortin for entering into the Exclusive License Agreement for the MagnoSpring™ technology with the Company, we agreed to pay Fortin (or its principals) a restricted stock grant of 6,000,000 shares of the Company’s common stock subject to a vesting schedule to be determined in the relevant stock grant agreement. Additionally, the Company agreed to pay a royalty of 10% of the net cost of goods for products using the MagnoSpring™ technology that are manufactured and sold. As of the date of this filing, no compensation has been paid to Fortin under the Exclusive License Agreement and no compensation is due.

The Company, after working with Fortin to develop a MagnoSpring™ technology prototype, cannot be sure if or when the MagnoSpring™  technology will be brought to market and result in revenue for the Company.

PoolCooled™ Licensing Agreement

On June 8, 2021, the Company and Lance E. Nist (“Nist”) entered into an exclusive license agreement (the “Exclusive License Agreement”), whereby the Company acquired exclusive right to license and commercialize Nist’s proprietary climate control technology, PoolCooled™. Specifically, Nist licensed the Company the exclusive rights to research, develop, make, have made, use, offer to sell, sell, export, and/or import and commercialize, the PoolCooled™ technology, which is a proprietary climate control technology designed to cool residential and commercial buildings by taking cool water from existing swimming pools and looping it through the existing air conditioning system to boost air conditioning equipment efficiency on a per-unit power consumption basis.

The term of the Exclusive License Agreement began June 8, 2021, and will continue as an exclusive license until the expiration of all patents that may be granted for the PoolCooled™ technology. The parties are required under the Exclusive License Agreement to pursue patents for the PoolCooled™ technology, with the Company responsible for the costs of patent filing and maintenance. In consideration for the grant of perpetual global rights to the PoolCooled™ technology, the Company agreed to pay Nist stock compensation in the amount of 5,000,000 restricted shares of Company common stock and perpetual royalties of 10% of the net cost of goods for products sold utilizing the PoolCooled™ technology.

On December 16, 2021, the Company announced the filing of a patent application (Application No. 17/469,834) for the Company’s licensed PoolCooled™ Climate Control technology solution.

Glytech, LLC Licensing Agreement

On December 16, 2020, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Glytech LLC, a California limited liability company ("Glytech"), who owns the rights to a patented supercritical plant extraction technology (the “Glytech Extraction Process”). Under the terms of the Exclusive License Agreement, the Company exclusively acquired a license to the intellectual property rights from Glytech to commercialize the Glytech Extraction Process, and the Company agreed to pay for the costs of patent procurement for the Glytech Extraction Process.

Under the Exclusive License Agreement with Glytech, ECOX acquired the exclusive right to make, use, sell, lease, import, export or otherwise commercialize the Glytech Extraction Process. Pursuant to the agreement, the Company paid Glytech 15,000,000 shares of common stock on execution, December 16, 2020. Conditioned upon achieving certain milestones defined in the agreement, the Company agreed to pay further consideration to Glytech under the Exclusive License Agreement, as follows: upon completion of a working prototype incorporating the Glytech Extraction Process, a grant of 15,000,000 shares of common stock subject to a one year restriction on transfer and a cash award of $150,000 to be paid quarterly in three installments. To date, there have been no conditional milestone payment made pursuant to the Exclusive License Agreement with Glytech, and there are no assurances that the milestones will be achieved or further payments will be made, or that the Company will realize future revenues from the Exclusive License Agreement.

On June 17, 2020, the Company’s IP attorney filed U.S. patent application 16/904072 with the United States Patent and Trademark Office (USPTO) covering methods of extraction of plant materials obtained using the Glytech Extraction Process exclusively licensed to ECOX, on March 17, 2022, the Company announced receipt of a Notice of Allowance from the USPTO for the patent application, and on April 19, 2022, the USPTO published the final patent with document ID US 11304986 B2.

The Company is active in negotiating additional licensing and joint ventures in the areas of electrical technologies, green energy, energy efficiency, innovative heat exchange technologies designed to reduce heating and cool costs for residential and commercial buildings, pathogen detection and mitigation, and green housing.

Green Construction Division – USA and Canada

Spruce Engineering & Construction, Inc. – Canada

Asset Purchase Agreement

On October 4, 2021, Eco Innovation Group, Inc. (the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Spruce Construction, Inc., an Alberta Business Corporation (“Spruce Construction”) and Timothy Boetzkes (“Boetzkes”), a resident of the Province of Alberta, Canada and the sole shareholder of Spruce Construction, pursuant to which, the Company, Boetzkes and Spruce Construction agreed to effect an asset purchase agreement for existing construction equipment and form a new Canadian engineering and construction company in Canada.

Under the Asset Purchase Agreement, the Company agreed to pay Boetzkes one million shares of the Company’s restricted common stock and $130,000 CAD in cash over the next 12 months for substantially all of the assets and business of Spruce Construction, consisting of vehicles, tools and equipment for the construction industry, the Spruce Construction name, and the existing book of construction business of Spruce Construction. Pursuant to the Asset Purchase Agreement, the Company, Boetzkes and Patrick Laurie, the CEO of the Company’s Canadian technology subsidiary, ECOIG Canada, have formed a new Alberta Business Corporation to own and deploy the construction assets, named Spruce Engineering & Construction Inc. The Company will own 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%.

The closing of the Asset Purchase Agreement was subject to the satisfaction or waiver of customary conditions to closing, as disclosed in the term sheet for the project disclosed by the Company and filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 11, 2021.

Lock-Up Leak-Out Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, Boetzkes entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such shareholder agreed to certain restrictions regarding the resale of the common stock issued pursuant to the Asset Purchase Agreement for a period of six months from the date of the Asset Purchase Agreement, as more fully detailed therein.

Shareholders Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, the Company entered into a shareholders agreement (the “Shareholders Agreement”) with Timothy Boetzkes and Patrick Laurie. Under the Shareholders Agreement, Patrick Laurie agreed to serve as the Chief Executive Officer and Timothy Boetzkes agreed to serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. The Shareholders Agreement provides for certain terms of governance, restrictive covenants including confidentiality and noncompetition, and transfer restrictions on the parties’ equity with regards to Spruce Engineering & Construction Inc.

Employment Agreements

On October 4, 2021, in connection with the Asset Purchase Agreement, Spruce Engineering & Construction Inc., of which the Company is the 85% voting equity holder, entered into employment agreements (the “Employment Agreements”) with Timothy Boetzkes and Patrick Laurie, pursuant to which Patrick Laurie shall serve as the Chief Executive Officer and Timothy Boetzkes shall serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. Ancillary to the Employment Agreements, Boetzkes and Laurie also entered into restricted stock award agreements governing their minority equity stakes in Spruce Engineering & Construction Inc., which provide for a repurchase option allowing Spruce Engineering & Construction Inc. to clawback equity in the event of the employees’ for-cause termination.

ECOX Spruce Construction, Inc. – USA

On January 4, 2022, the Company formed a subsidiary, ECOX Spruce Construction, Inc., a California corporation (“ECOX Spruce Construction”), for the purpose of starting a green construction division in the USA. Pursuant to a letter of intent (LOI) between ECOX and Edgar E. Aguilar ("Aguilar"), a resident of California and licensed California general contractor, Aguilar agreed to manage the operation of ECOX Spruce Construction’s construction business in California as its Responsible Managing Officer. Under the Company’s existing LOI with Aguilar, Blueprint Construction will own 20% of the equity interests of ECOX Spruce Construction Inc., and the Company will own 80%. ECOX Spruce Construction is in the process of securing a general contractor license in California, with the Company’s Chief Executive Officer as principal applicant. That application was approved and the Company is in the process of securing workman’s compensation insurance and bonding so that the license will become active. Once ECOX Spruce Construction is fully licensed and bonded as a California general contractor, the Company intends to seek certification as a Women’s Business Enterprise.

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

Our independent auditors' report for the fiscal years ended December 31, 2021 and 2020 have expressed doubts about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2021 and 2020 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has generated limited revenue and has had negative operating cash flows since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

Other factors that may influence the adoption of our technologies include:

•	public perception of alternative forms of electricity generation, storage, and alternative heating and cooling technologies, especially relating to the adoption of these new technologies. While it is thought that the public’s perception of our technologies is positive, these can be no assurance these perceptions could change in the future.

•	advancement of alternative technologies. The marketplace in which we operate is experiencing considerable innovation. There can be no assurance that our competitors will not create alternative technologies that could place our products at a disadvantage in the market. Such technological advancements could negatively affect our business operations and our ability to produce profits.

•	reductions in the environmental impact of traditional fossil fuel electric generation;

·•	the environmental consciousness of consumers;

•	volatility in the cost of oil, natural gas and other fuels. A significant long term decrease in the cost of alternatives could negatively affect our business operations and our ability to produce profits.

•	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

•	the availability of tax and other governmental incentives relative to electricity generation, storage or consumption;

•	perceptions about the technologies and the actual cost of both fossil fuels and alternative energy sources.

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

Our anticipated revenue from Eco-Gen is subject to numerous risks and uncertainties that include, in addition to the risk that we may be unable to perform our obligations to Eco-Gen, the following risks associated with Eco-Gen:

•	Eco-Gen’s cash position, according to its unaudited financial statements, is insufficient to complete its obligations under Eco-Gen’s current purchase orders, and insufficient to pay us to perform our related contractual obligations to manage the manufacture of Eco-Gen’s products;

•	Based on the fact that the two customers disclosed by Eco-Gen will not be required to pay 50% of their purchase prices until the units they purchased are delivered to them, according to Eco-Gen’s representations, and based on Eco-Gen’s current cash position disclosed above, as of the date of this filing, Eco-Gen does not have the necessary financial capacity to pay us to perform our obligations to Eco-Gen.

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

Item 2. Properties

The Company does not lease or own an office, any real estate or assets as of the year ended December 31, 2021, and as of the date of this filing. The Company’s offices are located in a space provided to the Company free of charge by Eco-Gen Energy, Inc.

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

For the Period Ending December 31, 2021[1]	High	Low
First Quarter	$0.15	$0.06
Second Quarter	$0.08	$0.023
Third Quarter	$0.055	$0.02
Fourth Quarter	$0.034	$.006

For the Period Ending December 31, 2020[1]	High	Low
First Quarter	$0.05	$0.005
Second Quarter	$0.14	$0.01
Third Quarter	$0.14	$0.07
Fourth Quarter	$0.95	$0.064

1.	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, NV 89501, (775) 322-0626, info@natco.com.

As of April 25, 2022, the shares traded at $0.0023 bid and $0.0025 ask price with a total of 1,286,900 shares traded in the previous 10 days of trading.

Holders of Record

As of April 26, 2022, the date of filing of this Annual Report, we have 388,095,683 shares of our common stock issued and outstanding, held by approximately 72 stockholders of record.

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

On February 3, 2021, the Company agreed to issue 1,176,471 shares of common stock to SRAX Investor Relations, LLC for $0.08 per share as compensation for services. The Company recognized expense of $100,000 related to the shares.

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement and holds 41,935,484 shares of MCOA stock. As of December 31, 2021, the Company owed an additional 82,023,810 shares to be issued to MCOA under the terms of the agreement, with the Company recognizing a $866,885 other loss during the year ended December 31, 2021. The additional shares to be issued are recorded as a share liability on the Company’s balance sheet.

On July 19, 2021, the Company issued 850,000 shares of common stock for $0.039 to settled outstanding accounts payable in the amount of $34,000.

On August 26, 2021, the Company agreed to issue 1,500,000 shares of common stock to Iconic Investor Relations, LLC for $0.039 per share as compensation for services. The Company recognized expense of $174,600 related to the shares.

On October 4, 2021, the Company agreed to issue 4,000,000 shares of common stock to StockVest for $0.023 per share as compensation for services. The Company recognized expense of $92,000 related to the shares.

During the year ended December 31, 2021, the Company issued 4,749,999 shares of common stock in exchange for cash proceeds of $50,900.

During the year ended December 31, 2021, 2,675,000 shares of common stock were cancelled by the Company and returned to treasury.

During the year ended December 31, 2021, 5,675,342 shares of common stock were issued by the Company for the conversion of $14,188 in principal and interest of a convertible note.

During the year ended December 31, 2021, the Company issued 5,871,211 shares of common stock for the cashless exercise of the Labry’s warrant.

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

Overview and Financial Condition

We are an innovative entrant into the green technology licensing space, and as a recently registered publicly traded company with our initial S-1 registration statement declared effective as of January 15, 2021, we are one of the few publicly-traded green technology development firms in the U.S. As of the date of this Annual Report, we have two years of implementing our business plan under new management following our change of control in late February 2020.

Our total operating and other expenses in excess of our gross profit have resulted in a net loss of $5,834,144 for the year ended December 31, 2021, which, considered in light of our past financial performance, give rise to the going concern statement below. In furthering our business, as described in Item 1 above concerning our business and operations, we are seeking to license commercially viable green technologies that fulfill concrete market demands, and develop product applications that we can sell into the market. Our technology licensing and product development activities are spearheaded by Julia Otey-Roades, our Chief Executive Officer.

We cannot assure you we will be successful in raising sufficient capital to implement our full business plan or assuming we can, that we will be able to develop a successful business. For further information please see Part 1, Item 1 “Business.”

Green Construction Division – USA and Canada

Spruce Engineering & Construction, Inc. – Canada

Asset Purchase Agreement

On October 4, 2021, Eco Innovation Group, Inc. (the “Company”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Spruce Construction, Inc., an Alberta Business Corporation (“Spruce Construction”) and Timothy Boetzkes (“Boetzkes”), a resident of the Province of Alberta, Canada and the sole shareholder of Spruce Construction, pursuant to which, the Company, Boetzkes and Spruce Construction agreed to to effect an asset purchase agreement for existing construction equipment and form a new Canadian engineering and construction company in Canada.

Under the Asset Purchase Agreement, the Company agreed to pay Boetzkes one million shares of the Company’s restricted common stock for substantially all of the assets and business of Spruce Construction, consisting of vehicles, tools and equipment for the construction industry, the Spruce Construction name, and the existing book of construction business of Spruce Construction. Pursuant to the Asset Purchase Agreement, the Company, Boetzkes and Patrick Laurie, the CEO of the Company’s Canadian technology subsidiary, ECOIG Canada, have formed a new Alberta Business Corporation to own and deploy the construction assets, named Spruce Engineering & Construction Inc. The Company will own 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%.

The closing of the Asset Purchase Agreement was subject to the satisfaction or waiver of customary conditions to closing, as disclosed in the term sheet for the project disclosed by the Company and filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 11, 2021.

Lock-Up Leak-Out Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, Boetzkes entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such shareholder agreed to certain restrictions regarding the resale of the common stock issued pursuant to the Asset Purchase Agreement for a period of six months from the date of the Asset Purchase Agreement, as more fully detailed therein.

Shareholders Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, the Company entered into a shareholders agreement (the “Shareholders Agreement”) with Timothy Boetzkes and Patrick Laurie. Under the Shareholders Agreement, Patrick Laurie agreed to serve as the Chief Executive Officer and Timothy Boetzkes agreed to serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. The Shareholders Agreement provides for certain terms of governance, restrictive covenants including confidentiality and noncompetition, and transfer restrictions on the parties’ equity with regards to Spruce Engineering & Construction Inc.

Employment Agreements

On October 4, 2021, in connection with the Asset Purchase Agreement, Spruce Engineering & Construction Inc., of which the Company is the 85% voting equity holder, entered into employment agreements (the “Employment Agreements”) with Timothy Boetzkes and Patrick Laurie, pursuant to which Patrick Laurie shall serve as the Chief Executive Officer and Timothy Boetzkes shall serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. Ancillary to the Employment Agreements, Boetzkes and Laurie also entered into restricted stock award agreements governing their minority equity stakes in Spruce Engineering & Construction Inc., which provide for a repurchase option allowing Spruce Engineering & Construction Inc. to clawback equity in the event of the employees’ for-cause termination.

ECOX Spruce Construction, Inc. – USA

On January 4, 2022, the Company formed a subsidiary, ECOX Spruce Construction, Inc., a California corporation (“ECOX Spruce Construction”), for the purpose of starting a green construction division. Pursuant to a letter of intent (LOI) between ECOX and Edgar E. Aguilar ("Aguilar"), a resident of California and licensed California general contractor, Aguilar agreed to manage the operation of ECOX Spruce Construction’s construction business in California as its Responsible Managing Officer. Under the Company’s existing LOI with Aguilar, Blueprint Construction will own 20% of the equity interests of ECOX Spruce Construction Inc., and the Company will own 80%. ECOX Spruce Construction is in the process of securing a general contractor license in California, with the Company’s Chief Executive Officer as principal applicant. That application was approved and the Company is in the process of securing workman’s compensation insurance and bonding so that the license will become active. Once ECOX Spruce Construction is fully licensed and bonded as a California general contractor, the Company intends to seek certification as a Women’s Business Enterprise.

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our December 31, 2021 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

We continue to incur ongoing administrative and other expenses, including public company expenses, primarily accounting and legal fees, in excess of corresponding revenue. While we continue to implement our business strategy, we intend to finance our activities through:

•	managing current cash and cash equivalents on hand from the Company’s past debt and equity offerings by controlling costs, and

•	seeking additional financing through sales of additional securities to investors. The Company sustained continued operating losses during the years ended December 31, 2021 and 2020.

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

Results of Operations

Year Ending December 31, 2021 Compared December 31, 2020

The following table sets forth the results of our operations for the years ended December 31, 2021 and 2020.

	For the year ended December 31
	2021	2020
Net Sales	$95,880	$—
Gross profit	43,560	—
Total operating expenses	2,785,584	3,839,759
Net Loss from Operations	(2,742,024)	(3,839,759)
Other Expenses	(3,890,122)	(56,979)
Net Loss	$(6,632,146)	$(3,896,738)

Our sales totaled $95,880 and $0 for the year ended December 31, 2021 and 2020. The revenue was related to operations of Spruce Construction since the Company acquired the business. The Company is continuing in its efforts to increase its sales but there is no guarantee that it will be able to do so.

We had $52,320 and $0 costs of goods sold for the year ended December 31, 2021 and $2020 respectively related to the sales described above.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $464,822 and $186,934 for the year ended December 31, 2021 and 2020. For the year ended December 31, 2021, we incurred $165 in development and manufacturing expenses compared to $757,075 for the year ended December 31, 2020. The decrease in the category was due to implementation of programs to development new products during the year ended December 31, 2020. For the year ended December 31, 2021, we incurred $500,000 in executive compensation and $770,597 in consulting fees compared to $260,000 and 2,635,750 for the year ended December 31, 2020, respectively. The Company also recognized an impairment loss related to intangible assets of $1,050,000 during the year ended December 31, 2021

The Company also recognized interest expense of $701,596, including amortization of debt discount of $361,727 and interest from derivative liability issuances of $228,706, an impairment loss of $574,167 related to its investments a derivative loss of $1,613,057 during the year ended December 31, 2021 and share payable expense of $866,885. During the year ended December 31, 2020, the Company recognized interest expense of $46,454, including amortization of debt discount of $43,783, and a derivative loss of $10,525.

As a result of the foregoing, we recorded a net loss of $6,632,146 and $3,896,738 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2021, the Company had cash of $28,534 ($84 as of December 31, 2020). Furthermore, the Company had a working capital deficit of $4,509,624 as of December 31, 2021.

During the year ended December 31, 2021, the Company used $477,088 of cash in operating activities due to its net loss of $6,632,436, partially offset by; amortization of debt discount of $361,727; stock-based compensation expense of $601,600, derivative loss of $1,613,057, interest expense on derivative issuance of $228,706, intangible impairment loss of $1,050,000, investment impairment loss of $574,167, share payable expense of $866,885, an increase in accounts payable and accrued expenses of $222,069, and an increase in accounts payable related party of $381,800.

During the year ended December 31, 2020, the Company used $56,086 of cash in operating activities due to its net loss of $3,896,738, partially offset by; amortization of debt discount of $43,783; stock-based compensation expense of $3,382,750, derivative loss of $10,525 and an increase in accounts payable and accrued expenses of $222,069 as well as an increase in deferred revenue of $181,525.

During the year ended December 31, 2021 and December 31, 2020, the Company did not have cash from investing activities.

During the year ended December 31, 2021, the Company had net cash provided by financing activities of $510,400, primarily from proceeds on convertible debentures of $510,400, proceeds from sale of preferred stock of $206,250 and proceeds from sale of common stock of $50,900, offset by repayments on convertible debentures of $259,250. During the year ended December 31, 2020, the Company had net cash provided by financing activities of $55,924, primarily from proceeds on convertible debentures and convertible notes with related party of $35,924 and proceeds from sale of common stock of $20,000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm TAAD LLP. (PCAOB ID #5854)	F-2

Report of Independent Registered Public Accounting Firm Boyle CPA, LLC (PCAOB #6285)	F-4

Consolidated Balance Sheets as of December 31, 2021 and 2020	F–5

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020	F–6

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2021 and 2020	F–7

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	F–8

Notes to the Consolidated Financial Statements	F–9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eco Innovation Group Inc. and Subsidiary,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eco Innovation Group Inc. and Subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes to consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes –

Description of the Matter

As discussed in Notes 8 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a Black-Scholes model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management, as well as the inputs to the Company’s Black-Scholes model.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

·	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement, and revaluation of the bifurcated derivatives.

·	We verified note amount, interest rate and maturity date to the supporting documentation and debt agreement, and examined terms and conditions of the note and confirmed the ending balance to the note holder.

·	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

·	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

·	We considered the adequacy of the disclosures in the financial statements in relation to convertible debt.

/s/ TAAD LLP

We have served as the Company’s auditor since 2022.

Diamond Bar, California

April 26, 2022

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Eco Innovation Group, Inc.

We have audited the accompanying consolidated balance sheets of Eco Innovation Group, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2020 to 2022.

Bayville, NJ

April 15, 2021

361 Hopedale Drive SE P (732) 822-4427

Bayville, NJ 08721 F (732) 510-0665

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current Assets
Cash and Cash Equivalents	$28,534	$84
Accounts Receivable	33,047	—
Prepaid Expenses	82,498	—
Total Current Assets	144,079	84

Other Assets
Furniture and Equipment	41,974
Intangible Asset	—	1,050,000
Goodwill	103,188	—
Investment	75,833	—
Deposits and other assets	8,000	8,000
Total Other Assets	228,995	1,058,000
Total Assets	$373,074	$1,058,084

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	335,844	223,866
Accounts Payable Relate Party	381,800	—
Convertible Notes Payable, net	262,417	50,122
Notes Payable	127,690	—
Deferred Revenue	—	181,525
Warrant Liability	135,525	—
Share Payable Liability	866,885	—
Derivative liabilities	2,328,234	92,183
Convertible Notes Payable Related party	4,875	4,875
Series C Preferred stock liability, net	210,432	—
Related Party Loans	—	15,000
Total Current Liabilities	4,653,703	567,571
Total Liabilities	4,653,703	567,571

Stockholders' Equity (Deficit)
Preferred stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 30,000,000 shares Series A Preferred	30,000	30,000
Common stock, par value $0.001, authorized 1,000,000,000 shares, issued and outstanding 196,912,036 and 139,930,680 shares at
December 31, 2021 and 2020, respectively	196,911	139,931
Common shares to be issued, 1,000,000 and 20,000,000 as of December 31, 2021 and 2020, respectively	1,000	20,000
Additional paid-in capital	8,060,859	6,260,122
Other comprehensive income	(18)	—
Accumulated deficit	(12,594,976)	(5,959,540)
Total Stockholders' Equity (Deficit) Attributable to Eco Innovation Group stockholders	(4,306,224)	490,513
Noncontrolling interest	25,595	—
Total stockholder's Equity (Deficit)	(4,280,629)	490,513

Total Liabilities and Stockholders' Equity (Deficit)	$373,074	$1,058,084

See the accompanying notes to these consolidated financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Year Ended
	December 31	December 31
	2021	2020

Revenue	$95,880	$—
Cost of Revenue	52,320	—
Gross Profit	$43,560	$—

Operating Expenses
General and Administrative	464,822	186,934
Development and Manufacture Expenses	165	757,075
Intangible asset impairment loss	1,050,000	—
Executive Compensation	500,000	260,000
Consulting Fee	770,597	2,635,750
Total Operating Expense	2,785,584	3,839,759

Operating Loss	(2,742,024)	(3,839,759)

Other Income (Expenses)
Derivative gain (loss)	(1,613,057)	(10,525)
Warrant gain (loss)	(134,417)	—
Impairment loss - investments	(574,167)	—
Share payable expense	(866,885)	—
Interest expense	(701,596)	(46,454)
Total Other Income (Expense)	(3,890,122)	(56,979)

Net loss	$(6,632,146)	$(3,896,738)

Net income (loss) attributable to noncontrolling interest	(3,290)	—

Net loss attributable to Eco Innovation Group	$(6,635,436)	$(3,896,738)

Currency translation loss	(18)	—

Comprehensive Loss	$(6,635,454)	$(3,896,738)

Basic & Diluted Loss per Common Shares	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding - Basic and Diluted	172,958,291	127,676,135

See the accompanying notes to these consolidated financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock A		Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Equity of Eco Innovation	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Group	interest	Equity
Balance, December 31, 2019	30,000,000	$30,000	54,830,680	$54,831	—	$—	$1,897,521	$(2,062,802)	$—	$(80,450)	$—	$(80,450)
Common Stock issued for cash	—	—	4,000,000	4,000	—	—	16,000	—	—	20,000	—	20,000
Common Stock issued for services	—	—	56,100,000	56,100	5,000,000	5,000	3,321,650	—	—	3,382,750	—	3,382,750
Common stock to be issued for license agreement	—	—	—	—	15,000,000	15,000	1,035,000	—	—	1,050,000	—	1,050,000
Common stock to issued for conversion of notes payable	—	—	25,000,000	25,000	—	—	(22,549)	—	—	2,451	—	2,451
Beneficial Conversion Feature on convertible notes	—	—	—	—	—	—	12,500	—	—	12,500	—	12,500
Net loss	—	—	—	—	—	—	—	(3,896,738)	—	(3,896,738)	—	(3,896,738)
Balance, December 31, 2020	30,000,000	30,000	139,930,680	139,931	20,000,000	20,000	6,260,122	5,959,540	—	490,513	—	490,513
Common stock to issued for services	—	—	15,500,000	15,500	(5,000,000)	(5,000)	591,100	—	—	601,600		601,600
Common stock for prepaid expenses	—	—	1,176,471	1,176	—	—	98,824	—	—	100,000	—	100,000
Common stock to issued for license agreement	—	—	15,000,000	15,000	(15,000,000)	(15,000)	—	—	—	—	—	—
Common stock issued for cash proceeds	—	—	4,749,999	4,750	—	—	46,150	—	—	50,900	—	50,900
Common stock issued for investment	—	—	10,833,333	10,833	—	—	639,167	—	—	650,000	—	650,000
Common stock issued for acquisition of business	—	—	—	—	1,000,000	1,000	22,000	—	—	23,000	22,305	45,305
Common stock to issued for conversion of notes payable	—	—	5,675,342	5,675	—	—	8,513	—	—	14,188	—	14,188
Common stock issued for settlement of accounts payable	—	—	850,000	850	—	—	33,150	—	—	34,000	—	34,000
Common stock issued for exercise of cashless warrants	—	—	5,871,211	5,871	—	—	(5,871)	—	—	—	—	—
Common stock cancelled	—	—	(2,675,000)	(2,675)	—	—	2,675	—	—	—	—	—
Settlement of warrant liability	—	—	—	—	—	—	168,504	—	—	168,504	—	168,504
Contributions from related party	—	—	—	—	—	—	181,525	—	—	181,525	—	181,525
Forgiveness of related party loans	—	—	—	—	—	—	15,000	—	—	15,000	—	15,000
Net Loss	—	—	—	—	—	—	—	(6,635,436)	—	(6,635,436)	3,290	(6,632,146)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Balance, December 31, 2021	30,000,000	$30,000	196,912,036	$19,691	1,000,000	$1,000	8,060,859	$(12,594,976)	$(18)	$(4,306,224)	$25,595	$(4,280,629)

See the accompanying notes to these consolidated financial statements.

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020

(AUDITED)

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,632,146)	$(3,896,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Derivative (gain) loss	1,613,057	10,525
Warrant (gain) loss	134,417	—
Intangible asset impairment loss	1,050,000	—
Investment impairment loss	574,167	—
Amortization of debt discount	361,727	43,783
Interest expense on derivative issuance	228,706	—
Share payable expense	866,885	—
Stock based compensation	601,600	3,382,750
Changes in operating assets and liabilities
Accounts receivable	(2,470)	—
Prepaid expenses	17,502	—
Deferred Revenue	—	181,525
Accounts payable and accrued expenses	327,667	222,069
Accounts payable related party	381,800	—
Net cash used by operating activities	(477,088)	(56,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	—
Purchase of intangible assets	—	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	510,400	33,500
Repayment of convertible debentures	(259,250)	—
Proceeds from sale of common stock	50,900	20,000
Proceeds from sale of preferred C stock	206,250	—
Repayment of notes payable	(2,744)	—
Proceeds from convertible notes payable, related party	—	2,424
Net cash provided by financing activities	505,556	55,924

Effect of foreign exchange on cash	(18)	—

Change in cash	28,450	(162)
Cash, beginning of year	84	246
Cash, end of year	$28,534	$84

Supplemental Cash Flow information
Cash paid for interest	$68,932	$—
Cash paid for income taxes	$—	$—

Non-Cash transactions
Common stock issued for investment	$650,000	$—
Common stock issued for Conversion of notes payable and accrued interest	$14,188	$2,451
Common stock issued for prepaid expenses	$100,000	$—
Common stock to be issued for license agreement	$—	$1,050,000
Common stock to be issued for business	$23,000	$—
Cashless exercise of warrants	$168,504	$—
Convertible note issued for settlement of AP	$180,000	$—
Discount issued on convertible debt	$563,900	$—
Contribution from related party	$181,525	$—
Forgiveness of related party loan	$15,000	$—

See the accompanying notes to these consolidated financial statements

ECO INNOVATION GROUP, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

NOTE 1. NATURE OF OPERATIONS

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

On February 20, 2020, the Company increased its authorized common shares to 500,000,000 with a par value of $0.001, on December 21, 2021, the Company increased its authorized common shares to 1,000,000,000 with a par value of $0.001, and on April 1, 2022, the Company increased its authorized common shares to 2,000,000,000 with a par value of $0.0001.

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 167,500 shares issued and outstanding. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding.

On October 4, 2021, Eco Innovation Group, Inc. (the "Company") entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Spruce Construction, Inc., an Alberta Business Corporation (“Spruce Construction”) and Timothy Boetzkes ("Boetzkes"), a resident of the Province of Alberta, Canada and the sole shareholder of Spruce Construction, pursuant to which, the Company, Boetzkes and Spruce Construction agreed to effect an asset purchase agreement for existing construction equipment and form a new Canadian engineering and construction company in Canada, Spruce engineering & Construction Inc. The Company will own 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%. See Note 6 – Acquisition for more information.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Eco Innovation Group, Inc. and the accounts of its 85% owned subsidiary, Spruce Construction, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of December 31, 2021, and December 31, 2020, the Company had no cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Investments, Cost Method

The Company accounts for certain investments using the cost method of accounting when it is determined that the investment provides the Company with little or no influence over the investee. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investments are subject to qualitative assessment for indicators of impairments. During the years ended December 31, 2021, the Company recognized an impairment of $574,167 on the cost method investment.

Earnings per share

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. As of December 31, 2021, the Company had potentially dilutive instruments in the amount of 130,241,025 shares from convertible debt, 57,572,209 from convertible Preferred C shares, and 6,000,000 from outstanding warrants. As of December 31, 2021 all of the outstanding potentially dilutive instruments were anti-dilutive as a result of the Company’s net losses.

Business Combination

The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill Impairment

We test goodwill at least annually for impairment at the reporting unit level. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. The Company impaired $0 and $0 of goodwill for the year ended December 31, 2021 and 2020.

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the years ended December 31, 2021 and 2020, the Company evaluated long lived assets for impairment and determined impairment $1,050,000 on the intangible assets was necessary for the year ended December 31, 2021.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	2,077,222	2,077,222

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	92,183	92,183

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees be recognized as compensation expense in the consolidated financial statements based on their fair values. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of December 31, 2021, and 2020, the Company has not adopted a Stock Option Plan and has not issued any options.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law. For deferred tax assets, management evaluates the probability of realizing the future benefits of such assets. The Company establishes valuation allowances for its deferred tax assets when evidence suggests it is unlikely that the assets will be fully realized.

The Company recognizes the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company classifies potential accrued interest and penalties related to unrecognized tax benefits within the accompanying consolidated statements of operations and comprehensive income (loss) as income tax expense.

Advertising

Advertising costs are expensed when incurred.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014- 09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash f lows arising from contracts with customers. The standard will be effective f or the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from the sale of services at the time in which the services are delivered pursuant to the contract.

The Company had $95,880 in revenues during the year ended December 31, 2021 and $0 revenue for year ended December 31, 2020.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity (deficit) in the consolidated balance sheets, as accumulated other comprehensive income.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses during the years ended December 31, 2021 and 2020 and an accumulated deficit at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting will have a material effect on the Company’s results of operation or on the reported amounted of its assets and liabilities upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity's own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, and December 31, 2020, the Company has not recorded any unrecognized tax benefits.

The components of the Company’s net deferred tax assets at December 31 are as follows:

	December 31,
	2021	2020
Net operating loss carryforward	$1,121,000	$496,000
Unrealized investment losses	—	—
Deferred tax assets	1,121,000	496,000
Valuation allowance	(1,121,000)	(496,000)
Net deferred tax assets	$—	$—

At December 31, 2021 the Company had net operating loss carry forwards of approximately $5,338,000 for federal and state purposes.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	Year Ended
	December 31,
	2021	2020
Provision (benefit) computed using the statutory rate	$(1,390,000)	$(780,000)
Nondeductible expenses	765,000	722,000
Temporary differences	—	—)
Change in valuation allowance	625,000	58,000
Provision income tax (benefit)	$—	$—

NOTE 5. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The  Company  has  authorized  50,000,000  shares  of  Preferred  Stock,  of which  30,000,000  shares have been designated as  Series  A Convertible  Preferred  Stock, with  30,000,000  shares  issued  and  outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 167 122,500  shares issued and outstanding. Holders of  Series  A Convertible  Preferred  Stock  hold rights to vote on all matter requiring a shareholder vote at  100  common  shares  vote equivalent  for  each share of  Series  A Convertible Preferred  Stock  held. As of the date of this filing, our CEO, CFO, board chair  and  sole director, Julia Otey-Raudes, is the sole holder of the  30,000,000  Series A Convertible Preferred Stock outstanding. The Series C Convertible Preferred Stock, with  1,000,000  shares authorized and 196,912,036 issued and outstanding at December 31, 2021, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001  per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

On July 15, 2021, the Company designated 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation, and has no voting rights. The Series C Convertible Preferred Stock has a 10% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series C Convertible Preferred Stock, alter or changes the rights of the Series C Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series C Convertible Preferred Stock, increase the authorized shares of Series C Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series C Convertible Preferred Stock may be converted into common stock at a price based on 63% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series C Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 35%. The Series C Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series C Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

During the year ended December 31, 2021, the Company entered into four purchase agreements for Series C Convertible Preferred Stock with an accredited investor. The Company issued a total of 221,250 shares of Series C Convertible Preferred Stock in exchange for gross proceeds of $221,250. The Company paid $15,000 of fees for these agreements, accounted for as deferred finance costs. The Series C Convertible Preferred Stock will mature between July 2022 and November 2022. The Company recognized debt discount of $15,000 and amortized $4,182 to interest expense. As of December 31, 2021, the Company owes $6,760 in accrued dividends, reflected as interest expense, and the carrying value of the Series C Preferred stock was $210,432, net of unamortized discount of $10,818.

Common Stock

The Company has 2,000,000,000 shares of no par value common stock authorized.

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

On February 3, 2021, the Company agreed to issue 1,176,471 shares of common stock to SRAX Investor Relations, LLC for $0.085 per share as compensation for services. The Company recognized expense of $100,000 related to the shares, which is the stated value of services to be rendered in compensation under the relevant agreement with SRAX.

On March 1, 2021, the Company entered into a Share Exchange Agreement with Marijuana Company of America, Inc., a Utah corporation quoted on OTC Markets Pink (“MCOA”) dated February 26, 2021, to acquire the number of shares of MCOA’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. The Company issued 10,833,333 shares of its Company stock pursuant to this agreement and holds 41,935,484 shares of MCOA stock. As of December 31, 2021, the Company owed an additional 82,023,810 shares to be issued to MCOA under the terms of the agreement, with the Company recognizing a $866,885 other loss during the year ended December 31, 2021. The additional 82,023,810 shares to be issued are recorded as a share liability on the Company’s balance sheet.

On July 19, 2021, the Company issued 850,000 shares of common stock for $0.039 to settled outstanding accounts payable in the amount of $34,000.

On August 26, 2021, the Company agreed to issue 1,500,000 shares of common stock to Iconic Investor Relations, LLC for $0.039 per share as compensation for services. The Company recognized expense of $174,600 related to the shares.

On October 4, 2021, the Company agreed to issue 4,000,000 shares of common stock to StockVest for $0.023 per share as compensation for services. The Company recognized expense of $92,000 related to the shares.

During the year ended December 31, 2021, the Company issued 4,749,999 shares of common stock in exchange for cash proceeds of $50,900.

During the year ended December 31, 2021, 2,675,000 shares of common stock were cancelled by the Company and returned to treasury.

During the year ended December 31, 2021, 5,675,342 shares of common stock were issued by the Company for the conversion of $14,188 in principal and interest of a convertible note.

During the year ended December 31, 2021, the Company issued 5,871,211 shares of common stock for the cashless exercise of the Labry’s warrant.

During the year ended December 31, 2021, the Company recognized a contribution to capital of $181,525, related to the release of its previously deferred revenue obligation under its contract with a related party, due to the Company no longer being required to satisfy the terms of the arrangement.

NOTE 6- ACQUISITION

Asset Purchase Agreement

On October 4, 2021, Eco Innovation Group, Inc. (the "Company") entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Spruce Construction, Inc., an Alberta Business Corporation (“Spruce Construction”) and Timothy Boetzkes ("Boetzkes"), a resident of the Province of Alberta, Canada and the sole shareholder of Spruce Construction, pursuant to which, the Company, Boetzkes and Spruce Construction agreed to effect an asset purchase agreement for existing construction equipment and form a new Canadian engineering and construction company in Canada. The Company entered into the Asset Purchase Agreement for the purpose of launching a green construction division in Alberta, Canada.

Under the Asset Purchase Agreement, the Company agreed to pay Boetzkes one million shares of the Company’s restricted common stock and approximately $104,000 CAD in cash over the next 12 months for substantially all of the assets and business of Spruce Construction, consisting of vehicles, tools and equipment for the construction industry, the Spruce Construction name, and the existing book of construction business of Spruce Construction. Pursuant to the Asset Purchase Agreement, the Company, Boetzkes and Patrick Laurie, the CEO of the Company’s Canadian technology subsidiary, ECOIG Canada, have formed a new Alberta Business Corporation to own and deploy the construction assets, named Spruce Engineering & Construction Inc. The Company will own 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%.

The closing of the Asset Purchase Agreement was subject to the satisfaction or waiver of customary conditions to closing, as disclosed in the term sheet for the project disclosed by the Company and filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 11, 2021. The Company is accounting for the acquisition as a business combination under the guidance of ASC805.

On April 21, 2022, the Company entered into an amendment number one to the Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date for business reimbursement payments in the amount of approximately $56,000 due to Boetzkes and Spruce Construction under the Asset Purchase Agreement. Under the Asset Purchase Agreement the $56,000 payment was due at 6 months after closing, and pursuant to the April 21, 2022 amendment, that payment is now due at 12 months after the closing date, or October 3, 2022.

Lock-Up Leak-Out Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, Boetzkes entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such shareholder agreed to certain restrictions regarding the resale of the common stock issued pursuant to the Asset Purchase Agreement for a period of six months from the date of the Asset Purchase Agreement, as more fully detailed therein.

Shareholders Agreement

On October 4, 2021, in connection with the Asset Purchase Agreement, the Company entered into a shareholders agreement (the “Shareholders Agreement”) with Timothy Boetzkes and Patrick Laurie. Under the Shareholders Agreement, Patrick Laurie agreed to serve as the Chief Executive Officer and Timothy Boetzkes agreed to serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. The Shareholders Agreement provides for certain terms of governance, restrictive covenants including confidentiality and noncompetition, and transfer restrictions on the parties’ equity with regards to Spruce Engineering & Construction Inc.

Employment Agreements

On October 4, 2021, in connection with the Asset Purchase Agreement, Spruce Engineering & Construction Inc., of which the Company is the 85% voting equity holder, entered into employment agreements (the “Employment Agreements”) with Timothy Boetzkes and Patrick Laurie, pursuant to which Patrick Laurie shall serve as the Chief Executive Officer and Timothy Boetzkes shall serve as the Chief Operating Officer of Spruce Engineering & Construction Inc. Ancillary to the Employment Agreements, Boetzkes and Laurie also entered into restricted stock award agreements governing their minority equity stakes in Spruce Engineering & Construction Inc., which provide for a repurchase option allowing Spruce Engineering & Construction Inc. to clawback equity in the event of the employees’ for-cause termination.

The acquisition of Spruce Construction is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the Spruce Construction acquisition was as follows:

Amount
Notes payable issued to seller	103,393
1,000,000 shares of common stock	23,000
Noncontrolling interest	22,000
Total preliminary consideration transferred	$148,698

During the year ended December 31, 2021, the Company has paid $0 against the note payable.

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed at the acquisition date:

Accounts Receivable	$30,577
Trucks	41,974
Goodwill	103,188
Vehicle Note Payable	(27,041)
Net assets acquired	$148,698

As a result of the acquisition, The Company recognized goodwill of $103,188, representing the difference between the value of the acquired business, the assets acquired, and the initial noncontrolling interest of $22,000, representing 15% of the total value of the business that was not acquired by the Company.

NOTE 7- RELATED PARTY TRANSACTIONS

On March 1, 2016, the Company executed two convertible notes of $4,902 each with former executives of the Company. These notes are each convertible into 50,000,000 shares of common stock. These notes are non-interest bearing. On October 14, 2019, one of these notes converted into common stock.

The Company had a $15,000 note payable to a former shareholder of the Company. During the year ending December 31, 2021, the note was forgiven in full for no consideration.

Accrued officer compensation as of December 31, 2021 and 2020 was $381,800 and $0 related to services rendered by the Company’s Chief Executive officer.

NOTE 8. CONVERTIBLE NOTES

On December 9, 2019, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $40,000 which matured on June 9, 2020. This note bears interest at 5% per annum, which is convertible into shares of the Company’s common stock. The note is convertible at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

On May 12, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $12,500 due on May 12, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is fixed at $0.0025 per share. On September 16, 2021 the note, along with accrued interest of 1,688, was converted into 5,675,342 shares of common stock

On June 30, 2020, the Company executed a convertible note with Pinnacle Consulting Services Inc. for $21,000 due on June 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

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

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villalta for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $0.06 a share into a total of 500,000 common shares. Due to the variable conversion feature on the other notes, this note is tainted with no net share settlement available, the note conversion feature was bifurcated from the note and recorded as a derivative liability. The balance as of December 31, 2021 is $30,000 with accrued interest of $2,334.

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

On April 23, 2021, the Company issued a 10% convertible promissory note in the principal amount of $45,000 pursuant to a securities purchase agreement of the same date to GS Capital Partners, LLC. The Company received $40,500 from the sale of the convertible promissory note after deductions of an original issue discount of $2,000 and investor’s attorney fees of $2,500. The convertible promissory note becomes due on April 23, 2022 and carries interest on the principal amount outstanding of 10% per annum. The principal amount of the note is convertible at the holder’s option into shares of the Company's common stock at a conversion price equal to 61% of the lowest trading price of the Company’s common stock for the twenty prior trading days. During the three months ended June 30, 2021, the Company repaid $35,000 of principal, and on July 21, 2021, the Company paid off the note in full, in the total amount including outstanding principal, interest, and pre-payment penalties of $17,195. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share but can be reset if the Company issues instruments at a lower price. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note. During the year ended December 31, 2021 the company made payments of $77,000, reducing the outstanding note balance to $148,000. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

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

The Labrys SPA and the Labrys Note contain covenants and restrictions common with this type of debt transaction. Furthermore, we are subject to certain negative covenants under the Labrys SPA and the Labrys Note, which we believe are customary for transactions of this type. At December 31, 2021, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Labrys Note, the Company issued a five year warrant exercisable for 6,818,181 shares of common stock at an exercisable price of $0.033 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants. On September 3, 2021, Labry’s elected to exercise the warrant on a cashless basis in exchange for 5,871,211 shares of common stock. The warrant is no longer outstanding, and the related liability has been settled in full.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Blue Lake SPA”) with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued a 12% promissory note (the “Blue Lake Note”) with a maturity date of August 23, 2022 (the “Blue Lake Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Blue Lake Note, the Company agreed to pay to $150,000 (the “Principal Sum”) to Blue Lake and to pay interest on the principal balance at the rate of 12% per annum. The Blue Lake Note carries an original issue discount (“OID”) of $15,000. Accordingly, on the Closing Date (as defined in the Blue Lake SPA), Blue Lake retained an additional $9,450 of legal fees and paid the purchase price of $125,500 in exchange for the Blue Lake Note. Blue Lake may convert the Blue Lake Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Blue Lake Note) at any time at a fixed conversion price equal to $0.02 per share but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

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

The Blue Lake Note requires that the Company reserve from its authorized and unissued common stock a number of shares equal to the greater of: (a) 11,250,000 shares of our common stock, or (b) the sum of (i) the number of shares of common stock issuable upon conversion of or otherwise pursuant to the Blue Lake Note and such additional shares of common stock, if any, as are issuable on account of interest on the Note pursuant to the Blue Lake SPA issuable upon the full conversion of the Blue Lake Note (assuming no payment of the principal amount or interest) as of any issue date multiplied by (ii) one and a half. The Company is subject to penalties for failure to timely deliver shares to Blue Lake following a conversion request.

The Blue Lake SPA and the Blue Lake Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company are subject to certain negative covenants under the Blue Lake SPA and the Blue Lake Note, which we believe are customary for transactions of this type. At December 31, 2021, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Blue Lake Note, the Company issued a five year warrant exercisable for 6,000,000 shares of common stock at an exercisable price of $0.025 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants.

On October 19, 2021, the Company executed a convertible note with Pinnacle Consulting Services Inc., a related party, for $180,000, to settle outstanding consulting fees, due on April 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price of $0.0075 but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the year ended December 31, 2021, the fair value of new derivative liabilities on the new issuance of debt amounted to $862,279 upon inception, with debt discount of $188,619 recognized and a loss on derivative issuance of $673,660 recognized, included in interest expense on the consolidated statements of operations. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $1,112,760 during the year ended December 31, 2021. The Black Scholes valuation model included inputs of volatility of between 214% and 602%, a dividend yield of 0%, risk free rate of 0.03%-0.98% and a term of between 0.5 years and one year.

Convertible notes payable are comprised of the following:

	2021	2020
Convertible note payable – Pinnacle Consulting Services	$245,875	$78,375
Convertible note payable – Claudia Magdalena Villalta	$30,000	$—
Convertible note payable – Labrys	$148,000	$—
Convertible notes payable- Blue Lake Holdings	$150,000	$—
Total	$573,875	$758,375
Less debt discounts	$(306,583)	$(28,253)
Net	$262,417	$50,122
Less current portion	$(262,417)	$(50,122)
Long term portion	$—	$—

As of December 31, 2021, there were 119,292,303 shares of common stock that may be issued under the convertible notes payable described above.

As of December 31, 2021, and December 31, 2020, unamortized debt discount was $306,583 and $14,935, respectively. During the year ended December 31, 2021, the Company amortized debt discount of $349,102 to interest expense. Accrued interest on convertible notes was $39,034 as of December 31, 2021.

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the year ended December 31, 2021, the fair value of new derivative liabilities on the new issuance of debt amounted to $862,279 upon inception, with debt discount of $188,619 recognized and a loss on derivative issuance of $673,660 recognized, included in interest expense on the consolidated statements of operations. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $1,112,760 during the year ended December 31, 2021. The Black Scholes valuation model included inputs of volatility of between 214% and 602%, a dividend yield of 0%, risk free rate of 0.03%-0.98% and a term of between 0.5 years and one year.

The table below presents the change in the fair value of the derivative liability:

Fair Value as of January 1, 2020	$60,658
Initial recognition of derivative added as debt discount	21,000
Initial recognition of derivative added as day one loss	—
Loss on change in fair value	10,525
Fair Value as of December 31, 2020	92,183
Initial recognition of derivative added as debt discount	394,288
Initial recognition of derivative added as day one loss	228,706
Settlement of derivative liability as a result of payments	(136,397)
Loss on change in fair value	1,749,454
Fair Value as of December 31, 2021	$2,328,234

NOTE 9. CONVERTIBLE NOTES – RELATED PARTIES

In May 2016, a consultant was awarded the right to receive 100,000,000 shares of common stock. In May 2018, this right was assigned to Heritage Funding, Inc. and John English equally in exchange for $9,9038 to be paid by the Company. The promissory note was convertible into 100,000,000 shares of common stock at a fixed price of $0.0009. In October 2019, Heritage Funding entered into a private transaction to sell the right to 45,000,000 of its 50,000,000 shares to Blue Ridge Enterprises. Also, in October 2019, Blue Ridge Enterprises and Heritage Funding converted principal into 45,000,000 and 5,000,000 shares of common stock, respectively. In May 2020, Robert L. Hymers purchased half of the remaining convertible promissory note and its related conversion rights from John English in a private transaction. In May 2020, John English converted principal of $2,451 into 25,000,000 shares of common stock. The remaining principal balance owed to Robert L. Hymers of $2,451 was convertible into 25,000,000 shares of stock at December 31, 2021. On January 10, 2022, the Company issued 18,500,000 shares of common stock to Hymers upon partial conversion of the principal balance of the promissory note, so that as of the date of this filing, the note is convertible into 6,500,000 shares of common stock.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company has issued a total of 54,369,190 shares of common stock for the conversion of $166,500 of principal and interest on a promissory note made to an accredited investor for full settlement of the loan.

Subsequent to December 31, 2021, the Company issued 18,500,000 shares of common stock for the conversion of $1,722 of principal on the promissory note held by a related party.

Subsequent to December 31, 2021, the Company issued 36,116,379 shares of common stock to an accredited investor in conversion of $83,750 shares of Series C Preferred Stock, including a total of 4,188 in accrued dividends.

Subsequent to December 31, 2021, the Company has sold a total of 34,000,000 shares of common stock at a fixed price of $0.005 per share for a total of $170,000 in cash under the Company’s active Regulation A offering, qualified by the SEC on December 16, 2021. There is no assurance that the Company will raise any further funds under the Regulation A offering.

In the third fiscal quarter of 2018, the Company incurred a related party payable in the amount of $15,000.00 for a shareholder loan that was never memorialized in writing and pre-dated the Company’s change of control in February 2020. As of April 7, 2022, this debt was forgiven by the former related party due to the lack of documentation and the tolling of the applicable statute of limitations.

On January 4, 2022, the Company formed a subsidiary, ECOX Spruce Construction, Inc., a California corporation (“ECOX Spruce Construction”), for the purpose of starting a green construction division. Pursuant to a letter of intent (LOI) between ECOX and Edgar E. Aguilar ("Aguilar"), a resident of California and licensed California general contractor, Aguilar agreed to manage the operation of ECOX Spruce Construction’s construction business in California as its Responsible Managing Officer. Under the Company’s existing LOI with Aguilar, Blueprint Construction will own 20% of the equity interests of ECOX Spruce Construction Inc., and the Company will own 80%. ECOX Spruce Construction is in the process of securing a general contractor license in California, with the Company’s Chief Executive Officer as principal applicant. That application was approved and the Company is in the process of securing workman’s compensation insurance and bonding so that the license will become active. Once ECOX Spruce Construction is fully licensed and bonded as a California general contractor, the Company intends to seek certification as a Women’s Business Enterprise.

On January 10, 2022, the Company issued 18,500,000 shares of common stock to an accredited investor upon partial conversion of a promissory note wholly convertible into 25,000,000 shares of the Company’s common stock.

On January 19, 2022, the Company issued 8,487,000 shares of common stock to an accredited investor in partial conversion of a promissory note issued on June 4, 2021, at an applicable conversion price of $0.005 per share of common stock.

On January 25, 2022, the Company, through its California subsidiary, ECOX Spruce Construction, Inc. (“ECOX Spruce Construction”), entered into a staffing and administrative services agreement (the “Construction Services Agreement”) with Blueprint Construction, a licensed California general contractor (“Blueprint Construction”) and Edgar E. Aguilar ("Aguilar"), a resident of California and the principal of Blueprint Construction, pursuant to which, Blueprint Construction, Aguilar and ECOX Spruce Construction agreed that ECOX Spruce Construction will oversee the operation of Blueprint’s construction business in California. Under the Company’s existing LOI with Aguilar, Blueprint Construction will own 20% of the equity interests of ECOX Spruce Construction Inc., and the Company will own 80%. Under the Construction Services Agreement, the Company agreed to manage all of Blueprint Construction’s contracting business on behalf of Blueprint Construction, for a renewable term of one year. Through ECOX Spruce Construction, the Company will provide all necessary corporate administration, shared services, compliance needs, construction staffing placement, general business infrastructure and support necessary for Blueprint’s performance under its general contracting and subcontracting projects as Blueprint’s exclusive provider of such services. Blueprint’s current active projects consist of a subcontracting agreement to renovate U.S. military base facilities, with a job value of $136,000. The Construction Services Agreement provides that ECOX Spruce Construction will receive a management fee equal to twenty percent (20%) of all collected cash revenues from Blueprint’s business.

On January 26, 2022, the Company issued 7,000,000 shares of common stock to an accredited investor upon conversion of 20,000 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.003 per share of common stock.

On January 27, 2022, the Company issued 9,556,000 shares of common stock to an accredited investor in partial conversion of a promissory note issued on June 4, 2021, at an applicable conversion price of $0.005 per share of common stock.

On February 2, 2022, the Company issued 7,241,379 shares of common stock to an accredited investor upon conversion of 20,000 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0029 per share of common stock.

On February 8, 2022, the Company issued 12,500,000 shares of common stock to an accredited investor upon conversion of 25,000 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0021 per share of common stock.

On February 9, 2022, the Company issued 9,825,000 shares of common stock to an accredited investor in partial conversion of a promissory note issued on June 4, 2021, at an applicable conversion price of $0.0021 per share of common stock.

On February 14, 2022, the Company issued 14,000,000 shares of common stock to an accredited investor in partial conversion of a promissory note issued on June 4, 2021, at an applicable conversion price of $0.0021 per share of common stock.

On February 14, 2022, the Company issued 93,375,000 shares of common stock to an accredited investor upon conversion of 18,750 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0021 per share of common stock.

On February 25, 2022, the Company issued 12,501,190 shares of common stock to an accredited investor in final conversion of a promissory note issued on June 4, 2021, at an applicable conversion price of $0.0021.

On March 14, 2022, the Company issued 12,115,385 shares of common stock to an accredited investor upon conversion of 15,000 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0013 per share of common stock.

On March 16, 2022, the Company issued 12,115,385 shares of common stock to an accredited investor upon conversion of 15,000 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0013 per share of common stock.

On March 18, 2022, the Company issued 7,067,308 shares of common stock to an accredited investor upon conversion of 8,750 shares of the Company’s Series C Preferred Stock, at a conversion price of $0.0013 per share of common stock.

On March 22, 2022, the Company entered into a consulting agreement with Robert L. Hymers, III (Hymers), engaging Hymers to advise the Company with regards to strategy, budgeting and financing, for the period from March 22, 2022 to September 30, 2022. Under the consulting agreement, the Company is obliged to compensate Hymers with a fixed fee of 26,785,714 common shares to be registered in a Form S-8 with the Securities and Exchange Commission, valued at $75,000 based on the Company’s common stock closing price of $.0028 on March 22, 2022.

On March 23, 2022, the Company made a promissory note to an accredited investor lender in the principal amount of $55,000, which amount is the $50,000.00 actual amount of the purchase price plus an original issue discount in the amount of $5,000.00. The note carries interest at the rate of ten percent per annum and the principal amount is due on the date six months after the issuance date. The note is convertible into common stock at the conversion price of $0.000098 per share and conversion is subject to a conversion limitation whereby the holder may not convert the note if the issuable conversion shares would result in holder’s ownership exceeding 4.99% of the Company's outstanding common stock at the date of conversion. On April 21, 2022, the Company and the accredited investor entered into a debt exchange agreement, whereby the promissory note in the principal amount of $55,000 was exchanged entirely for a new note in the principal amount of $60,000, which amount is the $50,000.00 actual amount of the purchase price of the original note, plus an original issue discount in the amount of $10,000.00. The exchange note dated April 21, 2022 in the principal amount of $60,000 carries interest at the rate of ten percent per annum and the principal amount is due on the date six months after the issuance date. The exchange note is convertible into common stock at the conversion price of $0.0020 per share and conversion is subject to a conversion limitation whereby the holder may not convert the note if the issuable conversion shares would result in holder’s ownership exceeding 4.99% of the Company's outstanding common stock at the date of conversion.

On March 25, 2022, the Company made a promissory note to an accredited investor lender in the principal amount of $23,000, which amount is the $18,000.00 actual amount of the purchase price plus an original issue discount in the amount of $5,000.00. The note carries interest at the rate of ten percent per annum and the principal amount is due according to the following repayment schedule on April 13, 2022, a $1,000.00 initial payment is due, and on the thirteenth day of the following three months, principal payments of $7,333.34 shall be due until the entire principal amount is paid.

On March 30, 2022, the Company issued 16,900,000 shares of common stock to an accredited investor in partial conversion of a promissory note issued on August 23, 2021, at an applicable conversion price of $0.0025.

On April 1, 2022, the Company issued 68,750 shares of Series C Preferred Stock to an accredited investor pursuant to a stock purchase agreement for consideration of $65,000. The 68,750 shares of Series C Preferred Stock are convertible to shares of common stock at a discount rate of 37% from the average of the two lowest closing bid prices for the Company’s common stock during the 15 trading days prior to the conversion. The Company’s shares of Series C Preferred Stock rank senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. The Company’s shares of Series C Preferred Stock have no right to vote and carry an annual dividend of 10% which is cumulative and payable solely upon redemption, liquidation or conversion. The Company has the right to redeem the 68,750 shares of Series C Preferred Stock up to 180 days following the issuance date. As of the date of this annual report, the Company has 167,500 shares of Series C Preferred Stock outstanding.

On April 1, 2022, following approval by the Company’s Board of Directors and a majority of the outstanding voting stock of the Company, the Company filed Third Amended and Restated Articles of Incorporation with the State of Nevada reflecting an increase in the Company’s authorized common stock from 1,000,000,000 shares at $0.001 par value per share to 2,000,000,000 shares at $0.0001 par value per share, effective April 1, 2022.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require our 2021 Annual Report on Form 10-K to contain management’s report regarding the effectiveness of internal control over financial reporting. As a basis for our report, we tested and evaluated the design, documentation, and operating effectiveness of our internal control.

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

Based on management’s evaluation as of December 31, 2021, our management identified the material weaknesses set forth below in our internal control over financial reporting:

The Company’s process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures. These weaknesses include:

●	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel;

●	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected; and

●	difficulty applying complex accounting principles, with reliance on outside consultants for additional accounting expertise.

Our management concluded that in light of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed

Julia Otey-Raudes	President, Treasurer, Secretary and Director	42	February 12, 2020

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

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eco Innovation Group, Inc., Suite #10212 8 The Green, Dover, DE 19901 USA.

Item 11. Executive Compensation

Executive Compensation Table

Director and Officer	Title	Total 2021 Compensation
Julia Otey-Raudes (1)(2)	Chief Executive Officer, Chief Financial Officer and Chairwoman of the Board	$116,700	(1)(2)

(1)	Ms. Otey-Raudes received $116,700 in compensation as an executive of the Company during the year ended December 31, 2021. She and the Company have agreed to an Executive Employment Agreement as of May 1, 2020, which provides for an annual salary of $300,000.

(2)	Ms. Otey-Raudes was granted 10,000,000 shares of common stock as of May 1, 2020 as a starting bonus compensation for her executive roles at the Company.

Stock Option Plan

Currently, we do not have a stock option plan in the Company.

Stock Options/SAR Grants

None.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

Director Compensation Table

Directors	Title	Monthly Compensation
Julia Otey-Raudes(1)(2)	Chief Executive Officer, Chief Financial Officer and Chairman	$0

(1)	Ms. Otey-Raudes receives no monthly compensation as a director of the Company.

(2)	Ms. Otey-Raudes was granted 10,000,000 shares of common stock as of May 1, 2020 as compensation for her executive roles at the Company. Ms. Otey-Raudes received cash compensation of $116,700 as an executive of the Company during the year ended December 31, 2019. She and the Company have agreed to an Executive Employment Agreement as of May 1, 2020, providing for an annual salary of $300,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 26, 2022, for: (i) each of our executive officers; (ii) each of our directors; (iii) all of our directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

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

The following table is based on the number of shares outstanding, totaling 388,095,683 as of April 26, 2022. The following table sets forth certain information as of April 26, 2022 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock; and (ii) each director, director nominee, and named executive officer. The footnotes below pertain to total shares, voting rights and conversion shares, and provide other explanations.

Name of Beneficial Owner	Common Shares Owned	Percent of common shares	Preferred Shares Owned	Series A Votes(1)(5)	Voting Shares(5)		Voting Power(5)
Julia Otey-Raudes(1)(3)	35,000,000	9.02%	30,000,000	3,000,000,000	3,035,000,000	(5)	90	%(5)
Bellagio IP Trust(2)	25,000,000	6.44%			25,000,000		0.8%
John English	25,077,500	6.46%			25,000,000		0.8%
SaraLynn Mandel(4)	20,000,000	5.15%			20,000,000		0.6%

1)	Ms. Otey-Raudes is our CEO, CFO, board chairperson and sole director. She owns 35,000,000 common shares and 30,000,000 preferred shares, by which she holds voting power on a per-preferred shares basis of 100 common share vote equivalency for each preferred share she holds.

2)	Bellagio IP Trust is the licensor for the Power Booster™ technology pursuant to a technology licensing agreement executed by and between the Company and Bellagio IP Trust. Licia Boaventura-Delanoe is the Trustee of the Bellagio IP Trust.
3)

Ms. Otey-Raudes, via her ownership of 30,000,000 preferred shares, is entitled to voting power of 100 common share equivalents for each preferred share held. Including all preferred and common shares, she is entitled to 3,035,000,000 votes.  There is a possible voting pool of 3,388,095,683 common share equivalent votes, thus Ms. Otey-Raudes controls 90% of any vote put forth to Stockholders.

4)

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

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 26, 2022. As of April 26, 2022, there were 388,095,683 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements for our director and executive officer, described elsewhere in this Prospectus, below we describe transactions since January 1, 2021 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed our applicable Item 404(d) of Regulation S-K threshold, which is $10,026.63; and
•	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021 $	December 31, 2020 $
Audit Fees	$26,000	$5,000
Audit Related Fees	$—	1,000
Tax Fees	—	—
All Other Fees	—	—
Total	$26,000	$6,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

1.	Financial statements for our company are listed in the index under Item 8 of this document.
2.	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

 Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

3.4	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020).

3.5	Second Amended and Restated Articles of Incorporation of Eco Innovation Group, Inc., as filed with the Secretary of State of the State of Nevada on December 20, 2021. (incorporated by reference from our current report on Form 8-K filed on December 21, 2021)

3.6

Third Amended and Restated Articles of Incorporation of Eco Innovation Group, Inc., as filed with the Secretary of State of the State of Nevada on April 1, 2022. (incorporated by reference from our current report on Form 8-K filed on April 4, 2022)

3.7	Certificate of Designation of Series C Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on July 232021)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 to 3.4 (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.2	Debt Purchase Agreement, dated May 10, 2018, by and between John English and Robert L. Hymers, III (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.3	Convertible Promissory Note, dated December 2, 2019, issued to Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.4	Amendment to Convertible Promissory Note, dated November 16, 2020, amending the Convertible Promissory Note, dated December 2, 2019, issued to Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1/A filed on November 20, 2020)

4.5	Convertible Promissory Note, dated May 12, 2020, issued to Robert L. Hymers III (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.6	Convertible Promissory Note, dated June 30, 2020, issued to Pinnacle Consulting Services, Inc.) incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

4.7	Convertible Promissory Note, dated August 23, 2021, issued to Blue Lake Partners, LLC. *

4.8	Convertible Promissory Note, dated March 23, 2022, issued to Pinnacle Consulting Services, Inc. *

4.9	Convertible Promissory Note, dated April 21, 2022, issued to Robert L. Hymers III. *

4.10	Convertible Promissory Note, dated March 25, 2022, issued to Alma Otey. *

10.1	Master Outsourcing Contract Manufacturing Agreement, dated May 4, 2020, between Eco Innovation Group, Inc., as Manufacturer, and Eco-Gen Energy, Inc., as Buyer (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.2	Addendum #1 to Master outsourcing Contract Manufacturing Agreement, dated August 26, 2020, between Eco Innovation Group, Inc. and Eco-Gen Energy, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 11, 2020)

10.3	Master Exclusive Licensing, Marketing, Distribution and Sales Agreement, dated June 16, 2020 between Bellagio IP Trust and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)

10.4

Share Exchange Agreement, dated February 26, 2021, by and between the Company and Marijuana Company of America, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2021)

10.5	Lock-Up Agreement, dated February 26, 2021, by and between the Company and Marijuana Company of America, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on March 3, 2021)

10.6

Form Of Term Sheet For Sale Of Substantially All Assets Of Spruce Construction, Inc., dated August 5, 2021, between registrant, Spruce Construction, Inc., an Alberta, Canada corporation, and Timothy Boetzkes. (incorporated by reference to our Current Report on Form 8-K filed on August 11, 2021)

10.7

Form Of Asset Purchase Agreement dated October 4, 2021, between registrant, Spruce Construction, Inc., an Alberta, Canada corporation, and Timothy Boetzkes (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2021)

10.8	Form of Shareholder’s Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2021)

10.9	Form of Lock-Up Agreement (incorporated by reference to our Current Report on Form 8-K filed on October 8, 2021)

10.10	Series C Preferred Stock Purchase Agreement dated July 16, 2021 (incorporated by reference to our Current Report on Form 8-K filed on July 23, 2021)

10.11	Executive Employment Agreement, dated May 1, 2020, by and between Julia Otey-Raudes and Eco Innovation Group, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2020)+

10.12	Consulting Agreement, dated March 30, 2022, by and between Robert L. Hymers, III, as Consultant, and Eco Innovation Group, Inc. *

10 .13	Debt Exchange Agreement, dated November 16, 2020, between Eco Innovation Group, Inc. and Pinnacle Consulting Services, Inc. (incorporated by reference from our Registration Statement on Form S-1/A filed on November 20, 2020)

10.14	Debt Exchange Agreement, dated April 21, 2022, between Eco Innovation Group, Inc. and Robert L. Hymers III. *

10.15	Amendment to Asset Purchase Agreement dated April 21, 2022. *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.LAB	XBRL Taxonomy Extension Labels Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

* Filed herewith. + Denotes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: April 26, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: April 26, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: April 26, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

