Form 10-Q
period 2022-03-31
ECO INNOVATION GROUP, INC.
filed 2022-05-23
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

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

The number of shares outstanding of the registrant’s common stock as of May 20, 2022 was 420,403,375 shares.

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

3

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$32,514	$28,534
Accounts receivable	82,952	33,047
Prepaid expenses	82,425	82,498
Total Current Assets	197,891	144,079

Other Assets
Furniture and Equipment	37,791	41,974
Goodwill	103,188	103,188
Investment	41,935	75,833
Deposits and other assets	13,612	8,000
Total Other Assets	196,526	228,995
Total Assets	$394,417	$373,074

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable and accrued expenses	386,224	326,268
Accounts Payable and accrued expenses related party	404,207	391,377
Convertible Notes Payable, net	78,161	129,219
Notes Payable	126,699	127,690
Deferred Revenue	20,274	—
Warrant Liability	16,200	135,525
Share Payable Liability	1,266,171	866,885
Derivative liabilities	5,766,832	2,328,234
Convertible Notes Payable Related party	229,061	138,073
Series C Preferred stock liability, net	92,473	210,432
Total Current Liabilities	8,386,302	4,653,703

Total Liabilities	8,386,302	4,653,703

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 50,000,000 shares,
issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.001, authorized 500,000,000 shares, issued and outstanding 388,095,683 and 196,912,036 shares at
March 31, 2022 and December 31, 2021, respectively	388,093	196,911
Common shares to be issued, 1,000,000 and 1,000,000 as of
March 31, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	8,687,295	8,060,859
Other comprehensive income	4,818	(18)
Accumulated deficit	(17,117,921)	(12,594,976)
Total Stockholders' Deficit Attributable to Eco Innovation Group stockholders	(8,006,715)	(4,306,224)
Noncontrolling interest	14,830	25,595
Total stockholder's Deficit	(7,991,885)	(4,280,629)

TOTAL LIABILITIES and Stockholders' Deficit	$394,417	$373,074

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED PROFIT AND LOSS STATEMENT
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	For the Three Months Ended
	March 31	March 31
	2022	2021

Revenue	$116,605	$—
Cost of Revenue	142,305	—
Gross Loss	(25,700)	—

Operating Expenses
General and Administrative	135,454	63,505
Development and Manufacture Expenses	—	59
Executive Compensation	75,000	275,000
Consulting Fee	47,500	426,667
Total Operating Expense	257,954	765,231

Operating Loss	(283,654)	(765,231)

Other Income (Expenses)
Derivative gain (loss)	(3,563,261)	7,378
Warrant gain (loss)	119,325	—
Impairment loss - Investment	(33,898)	—
Other expense	(399,286)	—
Interest expense	(372,936)	(24,914)
Total Other Income (Expenses)	(4,250,056)	(17,536)

Net loss	(4,533,710)	(782,767)

Net (income) loss attributable to noncontrolling interest	10,765	—

Net loss attributable to Eco Innovation Group	$(4,522,945)	$(782,767)

Currency translation loss	4,836	—

Comprehensive Loss	$(4,518,109)	$(782,767)

Basic & Diluted Loss per Common Shares	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding	235,101,780	158,498,817

See the accompanying notes to these unaudited consolidated financial statements

Eco Innovation Group, Inc
Statement of changes in Shareholders Equity/Deficit
For the Three Months Ended March 31, 2022 and 2021

	Preferred Stock A		Common Stock		Common Stock to be issued		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity of Eco Innovation Group	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	30,000,000	$30,000	196,912,036	$196,911	1,000,000	$1,000	8,060,859	$(12,594,976)	$(18)	$(4,306,224)	$25,595	$(4,280,629)
Common stock issued for cash proceeds	—	—	34,000,000	34,000	—	—	133,900	—	—	167,900		167,900
Common stock issued for investment	—	—	—	—	—	—	—	—	—	—		—
Common stock to issued for conversion of notes payable	—	—	89,769,190	89,769	—	—	120,703	—	—	210,472		210,472
Common stock to issued for conversion of Series C preferred	—	—	67,414,457	67,413	—	—	61,212	—	—	128,625		128,625
Common stock cancelled	—	—	—	—	—	—	—	—	—	—		—
Settlement of derivative liability upon conversion of notes payable	—	—	—	—	—	—	310,621	—	—	310,621		310,621
Net loss	—	—	—	—	—	—	—	(4,522,945)	—	(4,522,945)	(10,765)	(4,533,710)
Comprehensive Loss	—	—	—	—	—	—	—		4,836	4,836		4,836
Balance, March 31, 2022	30,000,000	$30,000	388,095,683	$388,093	1,000,000	$1,000	8,687,295	$(17,117,921)	$4,818	$(8,006,715)	$14,830	$(7,991,885)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$139,931	20,000,000	$20,000	6,260,122	$(5,959,540)	$—	$490,513	$—	$490,513

Common stock to be issued for services	—	—	10,000,000	10,000	(5,000,000)	(5,000)	330,000	—	—	335,000		335,000
Common stock for prepaid expenses	—	—	1,176,471	1,176	—	—	98,824	—	—	100,000		100,000
Common stock to issued for license agreement	—	—	15,000,000	15,000		(15,000)	—	—	—	—		—
Common stock issued for cash proceeds	—	—	749,999	750	—	—	44,250	—	—	45,000		45,000
Common stock issued for investment	—	—	10,833,333	10,833	—	—	639,167	—	—	650,000		650,000
Net loss	—	—	—	—	—	—	—	(782,767)	—	(782,767)	—	(782,767)
Balance, March 31, 2021	30,000,000	$30,000	177,690,483	$177,690	15,000,000	$—	7,372,363	$(6,742,307)	$—	$837,746	$—	$837,746

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,533,710)	$(782,767)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative (gain) loss	3,563,261	(7,378)
Warrant (gain) loss	(119,325)	—
Depreciation expense	4,183
Loss on sale of investment	—	3,924
Investment impairment loss	33,898	—
Amortization of debt discount	354,402	15,071
Share payable expense	399,286	—
Stock based compensation	—	335,000
Changes in operating assets and liabilities
Accounts receivable	(49,905)	—
Prepaid expenses	(5,539)	16,667
Deferred Revenue	20,274	—
Accounts payable and accrued expenses	94,310	340,943
Accounts payable related party	11,600	—
Net cash used in operating activities	(227,265)	(78,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	—	121,500
Repayment of convertible debentures	(8,500)	—
Proceeds from sale of common stock	167,900	45,000
Proceeds from sale of preferred C stock	—	—
Repayment of notes payable	(1,313)	—
Proceeds from convertible notes payable, related party	68,000	—
Net cash provided by financing activities	226,087	166,500

Effect of foreign exchange on cash	5,158	—

Change in cash	3,980	87,960
Cash, beginning of year	28,534	84
Cash, end of year	$32,514	$88,044

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash transactions
Common stock issued for investment	$—	$650,000
Common stock issued for Conversion of notes payable	$208,750	$—
Common stock issued for prepaid expenses	$—	$100,000
Common stock issued for Conversion of Series C Preferred stock liability	$128,625	$—
Discount issued on convertible debt	$68,000	$—
Settlement of derivative liability upon conversion of notes payable	$310,621	$—

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022

(Unaudited)

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

On January 4, 2022, the Company formed a subsidiary, ECOX Spruce Construction, Inc., a California corporation (“ECOX Spruce Construction”), for the purpose of starting a green construction division. On January 25, 2022, Eco Innovation Group, Inc. (the "Company"), through its California subsidiary ECOX Spruce Construction , entered into a staffing and administrative services agreement (the “Construction Services Agreement”) with Blueprint Construction, a licensed California general contractor (“Blueprint Construction”) and Edgar E. Aguilar ("Aguilar"), a resident of California and the principal of Blueprint Construction, pursuant to which, Blueprint Construction, Aguilar and ECOX Spruce Construction agreed that ECOX Spruce Construction will oversee the operation of Blueprint’s construction business in California. Under the Company’s existing LOI with Aguilar, Blueprint Construction will own 20% of the equity interests of ECOX Spruce Construction Inc., and the Company will own 80

Under the Construction Services Agreement, the Company agreed to manage all of Blueprint Construction’s contracting business on behalf of Blueprint Construction, for a renewable term of one year. Through ECOX Spruce Construction, the Company will provide all necessary corporate administration, shared services, compliance needs, construction staffing placement, general business infrastructure and support necessary for Blueprint’s performance under its general contracting and subcontracting projects as Blueprint’s exclusive provider of such services. Blueprint’s current active projects consist of a subcontracting agreement to renovate U.S. military base facilities, with a job value of $136,000. The Construction Services Agreement provides that ECOX Spruce Construction will receive a management fee equal to twenty percent (20%) of all collected cash revenues from Blueprint’s business.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Eco Innovation Group, Inc. and the accounts of its 85% owned subsidiary, Spruce Construction, Inc, and its 80% owned subsidiary, Ecox Spruce Construction, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of March 31, 2022, and December 31, 2021, the Company had no cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Investments, Cost Method

The Company accounts for certain investments using the cost method of accounting when it is determined that the investment provides the Company with little or no influence over the investee. Under the cost method of accounting, the investment is measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. The investments are subject to qualitative assessment for indicators of impairments. During the quarter ended March 31, 2022, the Company recognized an impairment of $33,898 on the cost method investment.

Earnings per share

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. As of March 31, 2022, the Company had potentially dilutive instruments in the amount of 2,255,222,921 shares from convertible debt, and 6,000,000 from outstanding warrants. As of March 31, 2022 all of the outstanding potentially dilutive instruments were anti-dilutive as a result of the Company’s net losses.

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

Goodwill Impairment

We test goodwill at least annually for impairment at the reporting unit level. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained. The Company impaired $0 of goodwill for the quarter ended March 31, 2022.

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the year ended December 31, 2021, the Company evaluated long lived assets for impairment and determined impairment of $1,050,000 on the intangible assets was necessary for the year ended December 31, 2021.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	5,766,832	5,766,832

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	2,328,234	2,328,234

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees be recognized as compensation expense in the consolidated financial statements based on their fair values. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of March 31, 2022 and December 31, 2021, the Company had not adopted a Stock Option Plan and had not issued any options. On May 2, 2022, a majority representing 90% of the Company’s issued and outstanding voting stock approved the Eco Innovation Group, Inc. 2022 Stock Incentive and Equity Compensation Plan. As of the date of this quarterly report, no options have been issued under the plan.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. The Company recognized revenue from the sale of services at the time in which the services are delivered pursuant to the contract.

The Company had $116,605 in revenues during the quarter ended March 31, 2022 and $0 in revenues during the quarter ended March 31, 2021, all related to construction projects in its subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity (deficit) in the consolidated balance sheets, as accumulated other comprehensive income.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses during the quarter ended March 31, 2022 and the year ended December 31, 2021 and an accumulated deficit at March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting will have a material effect on the Company’s results of operation or on the reported amounted of its assets and liabilities upon adoption.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity's own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 98,750 shares issued and outstanding as of March 31, 2022.

Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding.

The Series C Convertible Preferred Stock, with 1,000,000 shares authorized and 98,750 issued and outstanding at March 31, 2022, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001 per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by the holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

On July 15, 2021, the Company designated 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series C Convertible Preferred Stock has a 10% cumulative annual dividend. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series C Convertible Preferred Stock, alter or changes the rights of the Series C Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series C Convertible Preferred Stock, increase the authorized shares of Series C Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series C Convertible Preferred Stock may be converted into common stock at a price based on 63% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series C Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 35%. The Series C Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series C Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

During the quarter ended March 31, 2022, the Company entered into no purchase agreements for Series C Convertible Preferred Stock with Geneva Roth Remark Holdings. As of March 31, 2022, the Company owes $4,054 in accrued dividends, reflected as interest expense, and the carrying value of the Series C Preferred stock was $92,473, net of unamortized discount of $6,277. $122,500 of Series C Convertible Preferred Stock and accrued dividends of $6,125 were converted into 67,414,457 shares of common stock.

Common Stock

The Company has 2,000,000,000 shares of $0.0001 par value per share common stock authorized.

During the quarter ended March 31, 2022, the Company issued 34,000,000 shares of common stock in exchange for cash proceeds of $167,900 under the Company’s current Regulation A offering.

During the quarter ended March 31, 2022, 89,769,190 shares of common stock were issued by the Company for the conversion of $210,472 in principal and interest of a convertible note.

During the quarter ended March 31, 2022, $122,500 of Series C Convertible Preferred Stock and accrued dividends of $6,125 were converted into 67,414,457 shares of common stock.

NOTE 5.  ACQUISITION

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

The aggregate preliminary fair value of consideration for the Spruce Construction acquisition was as follows:

Amount
Notes payable issued to seller	103,698
1,000,000 shares of common stock	23,000
Noncontrolling interest	22,000
Total preliminary consideration transferred	$148,698

During the quarter ended March 31, 2022, the Company has paid $0 against the note payable due on October 3, 2022.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Accrued officer compensation as of March 31, 2022 and December 31, 2021 was $393,400 and $381,800 related to services rendered by the Company’s Chief Executive officer.

NOTE 7. CONVERTIBLE NOTES

Convertible Notes Payable

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

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share but can be reset if the Company issues instruments at a lower price. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note. During the quarter ended March 31, 2022 the company made payments of $77,000, reducing the outstanding note balance to $148,000. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the three months ended March 31, 2022, $139,500 of principal and $27,000 in accrued interest was converted into 54,369,190 shares of common stock. In addition the company repaid $8,500 in principal to settle the note in full.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Blue Lake SPA”) with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued a 12% promissory note (the “Blue Lake Note”) with a maturity date of August 23, 2022 (the “Blue Lake Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Blue Lake Note, the Company agreed to pay to $150,000 (the “Principal Sum”) to Blue Lake and to pay interest on the principal balance at the rate of 12% per annum. The Blue Lake Note carries an original issue discount (“OID”) of $15,000. Accordingly, on the Closing Date (as defined in the Blue Lake SPA), Blue Lake retained an additional $9,450 of legal fees and paid the purchase price of $125,500 in exchange for the Blue Lake Note. Blue Lake may convert the Blue Lake Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Blue Lake Note) at any time at a fixed conversion price equal to $0.02 per share but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the three months ended March 31, 2022, $42,250 of principal was converted into 16,900,000 shares of common stock.

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

The Blue Lake SPA and the Blue Lake Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company are subject to certain negative covenants under the Blue Lake SPA and the Blue Lake Note, which we believe are customary for transactions of this type. At March 31, 2022, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Blue Lake Note, the Company issued a  five year warrant exercisable for 6,000,000 shares of common stock at an exercisable price of $0.025 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants.

During the quarter ended March 31, 2022, the fair value of new derivative liabilities on the new issuance of debt amounted to $68,000 upon inception, with debt discount of $68,000 recognized. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $3,563,261 during the quarter ended March 31, 2022. The Black Scholes valuation model included inputs of volatility of between 209% and 625%, a dividend yield of 0%, risk free rate of 0.28%-2.42% and a term of between 0.5 years and 4.5 years.

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2022	2021
Convertible note payable – Claudia Magdalena Villalta	$30,000	$30,000
Convertible note payable – Labrys	$—	$148,000
Convertible notes payable- Blue Lake Holdings	$107,750	$150,000
Total	$137,750	$328,000
Less debt discounts	$(59,589)	$(198,781)
Net	$78,161	$129,219
Less current portion	$(78,161)	$(129,219)
Long term portion	$—	$—

As of March 31, 2022, there were 1,405,612,245 shares of common stock that may be issued under the convertible notes payable described above.

As of March 31, 2022 and December 31, 2021, unamortized debt discount was $59,589 and $198,781, respectively. During the quarter ended March 31, 2022, the Company amortized debt discount of $139,192 to interest expense. Accrued interest on convertible notes was $13,923 as of March 31, 2022.

Convertible Notes Payable – Related Parties

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

On December 9, 2019, the Company executed a convertible note with Pinnacle Consulting Services Inc.(“Pinnacle”), which is owned by Robert Hymers, for $40,000 which matured on June 9, 2020. This note bears interest at 5% per annum, which is convertible into shares of the Company’s common stock. The note is convertible at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

On June 30, 2020, the Company executed a convertible note with Pinnacle for $21,000 due on June 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

On October 19, 2021, the Company executed a convertible note with Pinnacle, for $180,000, to settle outstanding consulting fees, due on April 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price of $0.0075 but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability.

On March 23, 2022, the Company executed a convertible note with Robert Hymers for $55,000 due on September 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, $0.000098. On April 21, 2022, the Company and Hymers entered into a debt exchange agreement, whereby the Company exchanged the $55,000 Note convertible at a Conversion Price of $0.000098 per share for a $60,000 note convertible at $0.002 per share, all other note terms remaining unchanged.

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

On March 25, 2022, the Company executed a convertible note with Alma Otey, a related party, for $23,000, due on July 13, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price of $0.000098 but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. The note requires monthly payments of $7,333.34 until the balance is paid in full.
18

Convertible notes payable – related parties are comprised of the following:

	March 31,	December 31,
	2022	2021
Convertible notes payable – Pinnacle Consulting Services	$241,000	$241,000
Convertible notes payable – Robert Hymers	58,153	4,875
Convertible notes payable- Alma Otey	$23,000	$—
Total	$322,153	$245,875
Less debt discounts	$(93,092)	$(107,802)
Net	$229,061	$138,073
Less current portion	$(229,061)	$(138,073)
Long term portion	$—	$—

As of March 31, 2022, there were 849,610,676 shares of common stock that may be issued under the convertible notes payable described above.

As of March 31, 2022 and December 31, 2021, unamortized debt discount was $93,092 and $107,802, respectively. During the quarter ended March 31, 2022, the Company amortized debt discount of $92,710 to interest expense. Accrued interest on convertible notes was $10,648 as of March 31, 2022.

Derivative liabilities

The Company determined that the conversion options in the certain of the notes discussed above met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company bifurcated the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

During the quarter ended March 31, 2022, the fair value of new derivative liabilities on the new issuance of debt amounted to $68,000 upon inception, with debt discount of $68,000 recognized. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $310,621 during the quarter ended March 31, 2022. The Black Scholes valuation model included inputs of volatility of between 209% and 625%, a dividend yield of 0%, risk free rate of 0.28%-2.42% and a term of between 0.5 years and 4.5 years.

The table below presents the change in the fair value of the derivative liability:

Fair Value as of January 1, 2022	$2,328,234
Initial recognition of derivative added as debt discount	185,959
Settlement of derivative liability as a result of payment on convertible notes	(6,108)
Settlement of derivative liability as a result of conversion of convertible notes and Series C Preferred Stock Liability	(310,621)
Loss on change in fair value	3,569,369
Fair Value as of March 31, 2022	5,766,832

NOTE 8. SUBSEQUENT EVENTS

On April 1, 2022, the Company issued 68,750 shares of Series C Preferred Stock to Geneva Roth Remark Holdings pursuant to a stock purchase agreement for consideration of $65,000, which was paid on April 29, 2022. The 68,750 shares of Series C Preferred Stock are convertible to shares of common stock at a discount rate of 37% from the average of the two lowest closing bid prices for the Company’s common stock during the 15 trading days prior to the conversion. The Company’s shares of Series C Preferred Stock rank senior with respect to dividends and right of liquidation to the Company’s common stock and junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. The Company’s shares of Series C Preferred Stock have no right to vote and carry an annual dividend of 10% which is cumulative and payable solely upon redemption, liquidation or conversion. The Company has the right to redeem the 68,750 shares of Series C Preferred Stock up to 180 days following the issuance date. As of the date of this quarterly report, the Company has 147,500 shares of Series C Preferred Stock outstanding.

Subsequent to March 31, 2022, the Company issued 41,057,692 shares of common stock to Geneva Roth Remark Holdings in conversion of 50,000 shares of Series C Convertible Preferred Stock.

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

On April 21, 2022, the Company entered into an amendment number one to an Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date for business reimbursement payments in the amount of approximately $56,000 due to Boetzkes and Spruce Construction under the Asset Purchase Agreement. Under the Asset Purchase Agreement, a $56,000 payment was due at 6 months after closing, and pursuant to the April 21, 2022 amendment, that payment is now due at 12 months after the closing date, or October 3, 2022.

On March 23, 2022, the Company executed a convertible note with Robert Hymers for $55,000 due on September 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, $0.000098. On April 21, 2022, the Company and Hymers entered into a debt exchange agreement, whereby the Company exchanged the $55,000 Note convertible at a Conversion Price of $0.000098 per share for a $60,000 note convertible at $0.002 per share, all other note terms remaining unchanged.

On May 10, 2022, the Company entered into a Securities Purchase Agreement (the “Coventry SPA”) by and between the Company and Coventry Enterprises, LLC (“Coventry”). Pursuant to the terms of the Coventry SPA, the Company agreed to issue and sell, and Coventry agreed to purchase (the “Purchase”), a promissory note in the aggregate principal amount of $150,000 (the “Coventry Note”). The Coventry Note has an original issue discount of $30,000, resulting in gross proceeds to the Company of $120,000. Pursuant to the terms of the Coventry SPA, the Company also agreed to issue 10,000,000 shares of restricted common stock to Coventry as additional consideration for the purchase of the Coventry Note. The Coventry Note bears interest at a rate of 10% per annum, with guaranteed interest (the “Guaranteed Interest”) of $15,000 is deemed earned as of May 10, 2022. The Coventry Note matures on May 9, 2023. The principal amount and the Guaranteed Interest is due and payable in seven equal monthly payments of $23,571.42, commencing on November 8, 2022 and continuing on the 22nd day of each month thereafter until paid in full not later than May 9, 2023. Any or all of the principal amount and the Guaranteed Interest may be prepaid at any time and from time to time, in each case without penalty or premium. If an Event of Default (as defined in the Note) occurs, consistent with the terms of the Note, the Note will become convertible, in whole or in part, into shares of the Company’s common stock at Coventry’s option, subject to a 4.99% equity blocker (which may be increased up to 9.99% by Coventry). The conversion price is 90% of the lowest per-share trading price during the 20-trading day period before conversion. In addition to certain other remedies, if an Event of Default occurs, consistent with the terms of the Note, the Note will bear interest on the aggregate unpaid principal amount and Guaranteed Interest at the rate of the lesser of 18% per annum or the maximum rate permitted by law.

On May 11, 2022, the Company issued 3,219,047 shares of common stock to Blue Lake Holdings in partial conversion of a promissory note, where the remaining principal balance due under the note after the conversion was $107,750.

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

Overview and Financial Condition

We are an innovative entrant into the green technology licensing and construction space, and as a recently registered publicly traded company with our initial S-1 registration statement declared effective as of January 15, 2021 and our common stock registered under Section 12(g) of the Exchange Act on April 27, 2022, we are one of the few publicly-traded green technology development firms in the U.S. As of the date of this Quarterly Report, we have more than two years of implementing our business plan under new management following our change of control in late February 2020.

Our total operating and other expenses in excess of our gross profit have resulted in a net loss of $6,632,146 for the year ended December 31, 2021, and a net loss of $4,533,710 for the quarter ended March 31, 2022, which, considered in light of our past financial performance, give rise to the going concern statement below. In furthering our business, as described in Item 1 above concerning our business and operations, we are seeking to license commercially viable green technologies that fulfill concrete market demands, and develop product applications that we can sell into the market. Our technology licensing and product development activities are spearheaded by Julia Otey-Roades, our Chief Executive Officer.

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

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our March 31, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations – Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The Company had revenues of $116,605 and $0 for the three months ended March 31, 2022 and 2021. The Company incurred cost of revenues of $142,305 and $0, for the three months ended March 31, 2022 and 2021. The increase in revenues and cost of revenues are exclusively from the commencement of the Company’s construction business through its new subsidiaries that began in the fourth quarter of 2021 and the first quarter of 2022.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $135,454 and $63,505 for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we incurred $75,000 in executive compensation and $47,500 in consulting fees compared to $275,000 in executive compensation and $426,667 in consulting fees for the three months ended March 31, 2021. The decrease in consulting fees was primarily due to stock based compensation issued in the prior period to advisors that ended in late 2021, and the decrease in executive compensation was due to the commencement of the employment contract with the Company’s CEO in early 2021.

The Company also recognized interest expense of $372,936, including amortization of debt discount of $354,402, a derivative loss of $3,563,261, a warrant gain of $119,325, an impairment loss on its investments of $33,898 and $399,286 of expense during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized interest expense of $24,914, including amortization of debt discount of $15,071, a derivative gain of $7,378. Interest expense increased due to higher levels of convertible debt throughout 2021, and the derivative loss increase significantly due to the decline in the Company’s stock price and increase levels of convertible debt containing embedded derivative features.

As a result of the foregoing, we recorded a net loss of $4,533,710 and $782,767 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had cash of $32,514 and $28,534, respectively. Furthermore, the Company had a working capital deficit of $8,188,411 and $4,509,624 as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, the Company used $227,265 of cash in operating activities due to its net loss of $4,533,710, partially offset by; amortization of debt discount of $354,402, derivative loss of $3,563,261, share payable expense of 399,286, warrant gain of 119,325 and an increase in accounts payable and accrued expenses of $105,810 as well as changes in working capital accounts of $70,740.

The Company had no cash flows from investing activities during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company had net cash provided by financing activities of $226,087, primarily from $68,000 of proceeds on convertible debentures related parties and proceeds from sale of common stock of $167,900.

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

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, with the April 27, 2022 effectiveness of our registration statement on Form 8-A/12G, as of April 27, 2022, the Company is obligated to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021 filed April 26, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the quarter ended March 31, 2022, the Company issued 34,000,000 shares of common stock in exchange for cash proceeds of $170,000 under the Company’s current Regulation A offering.

On March 14, 2022, the Company issued 12,115,385 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 15,000 shares of Series C Convertible Preferred Stock.

On March 16, 2022, the Company issued 12,115,385 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 15,000 shares of Series C Convertible Preferred Stock.

On March 18, 2022, the Company issued 7,067,308 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 8,750 shares of Series C Convertible Preferred Stock.

On March 31, 2022, the Company issued 16,900,000 shares of common stock to Blue Lake Partners LLC in partial conversion of a convertible promissory note.

On April 26, 2022, the Company issued 16,153,846 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 20,000 shares of Series C Convertible Preferred Stock.

On April 28, 2022, the Company issued 16,153,846 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 20,000 shares of Series C Convertible Preferred Stock.

On May 4, 2022, the Company issued 8,750,000 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 10,000 shares of Series C Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

10.1	Eco Innovation Group, Inc. 2022 Stock Incentive and Equity Compensation Plan (incorporated by reference to the registrant’s current report on Form 8-K file May 2, 2022)

10.2	Amendment to Asset Purchase Agreement dated April 21, 2022 (incorporated by reference to registrant’s annual report on Form 10-K filed on April 26, 2022)

10.3	Securities Purchase Agreement, May 10, 2022, by and between the registrant and Coventry Enterprises LLC*

10.4	10% Promissory Note, dated May 10, 2022, issued by the registrant to Coventry Enterprises LLC*

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	iXBRL INSTANCE

101.SCH*	iXBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	iXBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	iXBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	iXBRL TAXONOMY EXTENSION LABELS

101.PRE*	iXBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: May 23, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 23, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: May 23, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

