Form 10-Q
period 2022-06-30
ECO INNOVATION GROUP, INC.
filed 2022-08-22
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 22, 2022 was 644,985,218 shares.

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

2

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$22,458	$28,534
Accounts receivable	275,913	33,047
Prepaid expenses	172,758	82,498
Total Current Assets	471,129	144,079

Other Assets
Furniture and Equipment	35,795	41,974
Goodwill	103,188	103,188
Investment	16,774	75,833
Deposits and other assets	13,612	8,000
Total Other Assets	169,369	228,995
Total Assets	$640,498	$373,074

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable and accrued expenses	502,347	326,268
Accounts Payable related party	440,523	391,377
Convertible Notes Payable, net	179,613	129,219
Notes Payable	124,708	127,690
Deferred Revenue	82,603	—
Warrant Liability	7,800	135,525
Share Payable Liability	1,603,208	866,885
Derivative liabilities	1,724,145	2,328,234
Convertible Notes Payable Related Party, net	297,439	138,073
Series C Preferred stock liability, net	156,685	210,432
Total Current Liabilities	5,119,071	4,653,703

Total Liabilities	5,119,071	4,653,703

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.0001, authorized 5,000,000,000 shares, issued and outstanding 598,090,355 and 196,912,036 shares at June 30, 2022 and December 31, 2021, respectively	59,811	19,691
Common shares to be issued, 0 and 1,000,000 as of June 30, 2022 and December 31, 2021, respectively	—	100
Additional paid-in capital	10,577,432	8,238,979
Other comprehensive income	4,811	(18)
Accumulated deficit	(15,158,465)	(12,594,976)
Total Stockholders' Deficit Attributable to Eco Innovation Group stockholders	(4,486,411)	(4,306,224)
Noncontrolling interest	7,838	25,595.00
Total stockholder's Equity (Deficit)	(4,478,573)	(4,280,629)

TOTAL LIABILITIES and Stockholders' Deficit	$640,498	$373,074

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED PROFIT AND LOSS STATEMENT

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$311,156	$—	$427,761	$—
Cost of Revenue	289,111	—	431,416	—
Gross Profit	22,045	—	(3,655)	—

Operating Expenses
General and Administrative	175,510	78,899	310,964	142,404
Development and Manufacture Expenses	—	106	—	165
Executive Compensation	75,000	75,000	150,000	350,000
Consulting Fee	124,250	119,930	171,750	546,597
Total Operating Expense	374,760	273,935	632,714	1,039,166

Operating Loss	(352,715)	(273,935)	(636,369)	(1,039,166)

Other Income (Expenses)
Derivative gain (loss)	2,898,359	217,497	(664,902)	224,875
Warrant gain (loss)	8,400	—	127,725	—
Loss on conversion of debt	(8,692)	—	(8,692)	—
Impairment loss - Investment	(25,161)	—	(59,059)	—
Other expense	(337,037)	(292,500)	(736,323)	(292,500)
Interest expense	(230,689)	(628,351)	(603,625)	(653,265)
Total Other Income (Loss)	2,305,180	(703,354)	(1,944,876)	(720,890)

Net income (loss)	$1,952,464	$(977,289)	$(2,581,246)	$(1,760,056)

Net loss attributable to noncontrolling interest	6,992	—	17,757	—

Net income (loss) attributable to Eco Innovation Group	$1,959,456	$(977,289)	$(2,563,489)	$(1,760,056)

Currency translation loss	(7)	—	4,829	—

Comprehensive Income (Loss)	$1,959,449	$(977,289)	$(2,558,660)	$(1,760,056)

Basic Loss per Common Share	$0.00	$(0.01)	$(0.01)	$(0.01)
Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding Basic	456,781,691	176,014,934	378,483,176	168,147,666
Weighted Average Common Shares Outstanding Diluted	4,174,626,803	176,014,934	378,483,176	168,147,666

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY/DEFICIT
For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Preferred Stock A		Common Stock		Common Stock to be issued		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity of Eco Innovation Group	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	30,000,000	$30,000	196,912,036	$19,691	1,000,000	$100	8,238,979	$(12,594,976)	$(8)	$(4,306,224)	$25,595	$(4,280,629)
Common stock issued for cash proceeds	—	—	34,000,000	3,400	—	—	164,500	—	—	167,900	—	167,900
Common stock issued for conversion of notes payable	—	—	89,769,190	8,978	—	—	201,494	—	—	201,472	—	210,472
Common stock issued for conversion of Series C preferred	—	—	67,414,457	6,743	—	—	121,882	—	—	128,625	—	128,625
Settlement of derivative liability upon conversion of notes payable	—	—	—	—	—	—	310,621	—	—	310,621	—	310,621
Net loss	—	—	—	—	—	—	—	(4,522,945)	—	(4,522,945)	(10,765)	(4,533,710)
Comprehensive Loss	—	—	—	—	—	—	—	—	4,836	4,836	—	4,836
Balance, March 31, 2022	30,000,000	$30,000	388,095,683	$38,812	1,000,000	$100	9,037,476	$(17,117,921)	$4,818	$(8,006,715)	$14,830	$(7,991,885)
Common stock issued for conversion of notes payable	—	—	25,600,000	2,560	—	—	25,600	—	—	28,160	—	28,160
Common stock issued for conversion of Series C preferred	—	—	86,478,147	8,647	—	—	95,041	—	—	103,688	—	103,688
Common stock issued for financing costs	—	—	13,219,047	1,322	—	—	37,369	—	—	38,691	—	38,691
Common stock issued for services	—	—	27,785,714	2,779	(1,000,000)	(100)	72,321	—	—	75,000	—	75,000
Common stock issued for settlement of liabilities	—	—	56,911,764	5,691	—	—	91,059	—	—	96,750	—	96,750
Settlement of derivative liability upon conversion of notes payable	—	—	—	—	—	—	1,218,566	—	—	1,218,566	—	1,218,566
Net income	—	—	—	—	—	—	—	1,959,456	—	1,959,456	(6,992)	1,952,464
Comprehensive Loss	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Balance, June 30, 2022	30,000,000	$30,000	598,090,355	$59,811	—	$—	10,577,432	$(15,158,465)	$4,811	$(4,486,411)	$7,838	$(4,478,573)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$13,993	20,000,000	$20,000	6,386,060	$(5,959,540)	$—	$490,513	$—	$490,513
Common stock to be issued for services	—	—	10,000,000	1,000	(5,000,000)	(5,000)	339,000	—	—	335,000	—	335,000
Common stock for prepaid expenses	—	—	1,176,471	118	—	—	99,882	—	—	100,000	—	100,000
Common stock to issued for license agreement	—	—	15,000,000	1,500	(15,000,000)	(15,000)	13,500	—	—	—	—	—
Common stock issued for cash proceeds	—	—	749,999	75	—	—	44,925	—	—	45,000	—	45,000
Common stock issued for investment	—	—	10,833,333	1,083	—	—	648,167	—	—	650,000	—	650,000
Net loss	—	—	—	—	—	—	—	(782,767)	—	(782,767)	—	(782,767)
Balance, March 31, 2021	30,000,000	30,000	177,690,483	17,769	—	—	7,532,284	(6,742,307)	—	837,746	—	837,746
Common stock cancelled	—	—	(2,675,000)	(268)	—	—	268	—	—	—	—	—
Common stock issued for investment	—	—	—	—	13,240,741	13,241	—	—	—	13,241	—	13,241
Net loss	—	—	—	—	—	—	—	(977,289)	—	(977,289)	—	(977,289)
Balance, June 30, 2021	30,000,000	$30,000	175,015,483	$17,501	13,240,741	$13,241	7,532,552	$(7,719,596)	$—	$(126,302)	$—	$(126,302)

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,581,246)	$(1,760,056)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative (gain) loss	664,902	(224,875)
Warrant (gain) loss	(127,725)	—
Depreciation expense	6,179	—
Loss on conversion of debt	8,692	—
Investment impairment loss	59,059	—
Amortization of debt discount	556,670	63,717
Interest expense on derivative issuance	—	530,203
Share payable expense	736,323	292,500
Stock based compensation	75,000	335,000
Changes in operating assets and liabilities
Accounts receivable	(242,866)	—
Prepaid expenses	(95,872)	41,667
Deferred Revenue	82,603	—
Accounts payable and accrued expenses	311,011	487,883
Accounts payable related party	49,146	—
Net cash used by operating activities	(498,123)	(233,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	(61,740)
Net cash provided by investing activities	—	(61,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	112,800	384,850
Repayment of convertible debentures	(8,500)	(133,500)
Proceeds from sale of common stock	167,900	45,000
Proceeds from sale of preferred C stock	155,000	—
Repayment of notes payable	(2,587)	—
Proceeds from convertible notes payable, related party	68,000	—
Repayment of convertible notes payable, related party	(5,000)
Net cash provided by financing activities	487,613	296,350

Effect of foreign exchange on cash	4,434	—

Change in cash	(6,076)	649
Cash, beginning of year	28,534	84
Cash, end of year	$22,458	$733

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$44,155

Non-Cash transactions
Common stock issued for investment	$—	$650,000
Common stock issued for Conversion of notes payable	$236,910	$—
Common stock issued for prepaid expenses	$—	$100,000
Common stock issued for Conversion of Series C Preferred stock liability	$232,313	$—
Discount issued on convertible debt	$68,000	$—
Intangible asset Capitalized	$—	$249,560
Settlement of derivative liability upon conversion of notes payable	$460,003	$—
Extinguishment of liabilities upon debt modification	$1,069,184	$—

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022

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

On February 20, 2020, the Company increased its authorized common shares to 500,000,000 with a par value of $0.001, on December 21, 2021, the Company increased its authorized common shares to 1,000,000,000 with a par value of $0.001, and on April 1, 2022, the Company increased its authorized common shares to 2,000,000,000 with a par value of $0.0001. On June 8, 2022, the Company increased its authorized common stock from 2,000,000,000 shares at $0.0001 par value per share to 5,000,000,000 shares at $0.0001 par value per share, effective June 9, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of June 30, 2022, December 31, 2021, and December 31, 2020, the Company had no cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

Earnings per share

Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted under outstanding convertible debt and outstanding common stock warrants.

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the quarter ended June 30, 2022, and the years ended December 31, 2021 and 2020, the Company evaluated long lived assets for impairment determined no impairment was necessary.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	1,724,145	1,724,145

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	2,328,234	2,328,234

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their fair values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of June 30, 2022, the Company has not adopted a Stock Option Plan and has not issued any options.

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

The Company had $427,761 in revenues during the six months ended June 30, 2022 and $0 in revenues during the six months ended June 30, 2021, all related to construction projects in its subsidiaries.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses. The cumulative amount of translation gains and losses are reflected as a separate component of stockholders’ equity (deficit) in the consolidated balance sheets, as accumulated other comprehensive income.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation primarily the change to the Company’s par value being reflected retroactively and to reclassify related party convertible debt.

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses during the quarter ended June 30, 2022 and the year ended December 31, 2021 and an accumulated deficit at June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 205,000 shares issued and outstanding as of June 30, 2022.

Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding.

The Series C Convertible Preferred Stock, with 1,000,000 shares authorized and 205,000 issued and outstanding at June 30, 2022, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001 per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by the holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

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

During the six months ended June 30, 2022, the Company entered into purchase agreements for the sale of 166,250 shares of Series C Convertible Preferred Stock with Geneva Roth Remark Holdings. As of June 30, 2022, the Company owes $3,084 in accrued dividends, reflected as interest expense, and the carrying value of the Series C Preferred stock was $156,685, net of unamortized discount of $9,565. During the six months ended June 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

Common Stock

The Company has 5,000,000,000 shares of $0.0001 par value per share common stock authorized.

On June 8, 2022, following approval by the Company’s Board of Directors and a majority of the outstanding voting stock of the Company, the Company filed Fourth Amended and Restated Articles of Incorporation with the State of Nevada reflecting an increase in the Company’s authorized common stock from 2,000,000,000 shares at $0.0001 par value per share to 5,000,000,000 shares at $0.0001 par value per share, effective June 9, 2022.

During the six months ended June 30, 2022, 115,369,190 shares of common stock were issued by the Company for the conversion of $238,632 in principal and interest of a convertible note.

During the quarter ended June 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

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

The aggregate preliminary fair value of consideration for the Spruce Construction acquisition was as follows:

Amount
Notes payable issued to seller	103,689
1,000,000 shares of common stock	23,000
Noncontrolling interest	22,000
Total preliminary consideration transferred	$148,698

During the six months ended June 30, 2022, the Company has paid $0 against the note payable due on October 3, 2022.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Accrued officer compensation as of June 30, 2022 and December 31, 2021 was $427,050 and $381,800 related to services rendered by the Company’s Chief Executive officer.

NOTE 7. CONVERTIBLE NOTES

Convertible Notes Payable

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villalta for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $0.06 a share into a total of 500,000 common shares. Due to the variable conversion feature on the other notes, this note is tainted with no net share settlement available, the note conversion feature was bifurcated from the note and recorded as a derivative liability. This note was in default as of June 30, 2022.

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share but can be reset if the Company issues instruments at a lower price. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note. During the year ended December 31, 2021 the company made payments of $77,000, reducing the outstanding note balance to $148,000. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the six months ended June 30, 2022, $139,500 of principal and $27,000 in accrued interest was converted into 54,369,190 shares of common stock. In addition the company repaid $8,500 in principal to settle the note in full.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Blue Lake SPA”) with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued a 12% promissory note (the “Blue Lake Note”) with a maturity date of August 23, 2022 (the “Blue Lake Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Blue Lake Note, the Company agreed to pay to $150,000 (the “Principal Sum”) to Blue Lake and to pay interest on the principal balance at the rate of 12% per annum. The Blue Lake Note carries an original issue discount (“OID”) of $15,000. Accordingly, on the Closing Date (as defined in the Blue Lake SPA), Blue Lake retained an additional $9,450 of legal fees and paid the purchase price of $125,500 in exchange for the Blue Lake Note. Blue Lake may convert the Blue Lake Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Blue Lake Note) at any time at a fixed conversion price equal to $0.02 per share but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the six months ended June 30, 2022, $70,410 of principal was converted into 45,719,047 shares of common stock.

The Company may prepay the Blue Lake Note at any time prior to the date that an Event of Default (as defined in the Blue Lake Note) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium) plus $7,530 for administrative fees. The Blue Lake Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Blue Lake Note or Blue Lake SPA.

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

The Blue Lake SPA and the Blue Lake Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company are subject to certain negative covenants under the Blue Lake SPA and the Blue Lake Note, which we believe are customary for transactions of this type. At June 30, 2022, we were in compliance with all covenants and restrictions.

In conjunction with the issuance of the Blue Lake Note, the Company issued a five year warrant exercisable for 6,000,000 shares of common stock at an exercisable price of $0.025 per share subject to anti-dilution and price protection adjustments. The warrants are accounted for as a liability based on the variable number of shares issuable under outstanding convertible debt and the warrants.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Coventry SPA”) with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued a 10% promissory note (the “Coventry Note”) with a maturity date of May 9, 2023 (the “Coventry Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Coventry Note, the Company agreed to pay $150,000 (the “Principal Sum”) to Coventry and to pay interest on the principal balance at the rate of 10% per annum. The Coventry Note carries an original issue discount (“OID”) of $30,000. Accordingly, on the Closing Date (as defined in the Coventry SPA), Coventry retained an additional $7,200 of legal fees and paid the purchase price of $112,800 in exchange for the Coventry Note. Coventry may convert the Coventry Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Coventry Note) in the event of default at a variable conversion price equal to 90% of the lowest per-share during the 20 trading day period before the conversion. The note requires monthly payments of $23,571 commencing on November 8, 2022.

In conjunction with the issuance of the Coventry Note, the Company issued 10,000,000 shares of common stock. The shares are accounted for as deferred financing costs with a value of $30,000 which will be amortized through the maturity date of the note.

Convertible notes payable are comprised of the following:

	June 30,	December 31,
	2022	2021
Convertible note payable – Claudia Magdalena Villalta	$30,000	$30,000
Convertible note payable – Labrys	$—	$148,000
Convertible notes payable- Blue Lake Holdings	$79,590	$150,000
Convertible note payable – Coventry	$150,000	$—
Total	$259,590	$328,000
Less debt discounts	$(79,977)	$(198,781)
Net	$179,613	$129,219
Less current portion	$(179,613)	$(129,219)
Long term portion	$—	$—

As of June 30, 2022, there were 1,118,265,306 shares of common stock that may be issued under the convertible notes payable described above.

As of June 30, 2022 and December 31, 2021, unamortized debt discount was $79,977 and $198,781, respectively. During the six months ended June 30, 2022, the Company amortized debt discount of $186,004 to interest expense. Accrued interest on convertible notes was $34,159 as of June 30, 2022.

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

On December 9, 2019, the Company executed a convertible note with Pinnacle Consulting Services Inc.(“Pinnacle”), which is owned by Robert Hymers, for $40,000 which matured on June 9, 2020. This note bears interest at 5% per annum, which is convertible into shares of the Company’s common stock. The note is convertible at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability. This note was in default as of June 30, 2022.

On June 30, 2020, the Company executed a convertible note with Pinnacle for $21,000 due on June 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability. This note was in default as of June 30, 2022.

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

On March 23, 2022, the Company executed a convertible note with Robert Hymers for $55,000 due on September 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, $0.000098. On April 21, 2022, the Company and Hymers entered into a debt exchange agreement, whereby the Company exchanged the $55,000 Note convertible at a Conversion Price of $0.000098 per share for a $60,000 note convertible at $0.002 per share, all other note terms remaining unchanged. The Company determined that due to the change in fair value of the conversion option being significant, the modification of the note should be accounted for as a debt extinguishment, with the resulting loss on extinguishment being recorded in additional paid-in capital because Hymers is a related party.

On March 25, 2022, the Company executed a convertible note with Alma Otey, a related party, for $23,000, due on July 13, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price of $0.000098 but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. The note requires monthly payments of $7,333.34 until the balance is paid in full. During the six months ended June 30, 2022, the Company has made payments of $5,000 on the note

Convertible notes payable – related parties are comprised of the following:

	June 30,	December 31,
	2022	2021
Convertible notes payable – Pinnacle Consulting Services	$241,000	$241,000
Convertible notes payable – Robert Hymers	$63,153	$4,875
Convertible notes payable- Alma Otey	$18,000	$—
Total	$322,153	$245,875
Less debt discounts	$(24,714)	$(107,802)
Net	$297,439	$138,073
Less current portion	$(297,439)	$(138,073)
Long term portion	$—	$—

As of June 30, 2022, there were 361,481,161 shares of common stock that may be issued under the convertible notes payable described above.

As of June 30, 2022 and December 31, 2021, unamortized debt discount was $24,714 and $107,802, respectively. During the quarter ended June 30, 2022, the Company amortized debt discount of $197,081 to interest expense. Accrued interest on convertible notes was $13,494 as of June 30, 2022.

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

During the quarter ended June 30, 2022, the fair value of new derivative liabilities on the new issuance of debt amounted to $103,993 upon inception, with debt discount of $103,993 recognized. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $664,902 during the six months ended June 30, 2022. The Black Scholes valuation model included inputs of volatility of between 209% and 625%, a dividend yield of 0%, risk free rate of 0.28%-3.01% and a term of between 0.5 years and 4.5 years.

The table below presents the change in the fair value of the derivative liability:

Fair Value as of January 1, 2022	$2,328,234
Initial recognition of derivative added as debt discount	317,631
Settlement of derivative liability as a result of payment on convertible notes	(6,108)
Settlement of derivative liability as a result of conversion of convertible notes	(460,003)
Settlement of derivative liability as a result of extinguishment of convertible notes	(1,126,619)
Loss on change in fair value	671,010
Fair Value as of June 30, 2022	1,724,145

NOTE 8. SUBSEQUENT EVENTS

On July 5, 2022, the Company issued 23,958,333 shares of common stock to an accredited investor in partial conversion of a promissory note issued June 30, 2020 in the principal amount of $21,000. An amount of $11,500 of principal was converted at a per-share conversion price of $0.00048.

On July 15, 2022, the Company issued 38,750 shares of Series C Preferred Stock to Geneva Roth Remark Holdings pursuant to a stock purchase agreement for consideration of $35,000. The 38,750 shares of Series C Preferred Stock are convertible to shares of common stock at a discount rate of 37% from the average of the two lowest closing bid prices for the Company’s common stock during the 15 trading days prior to the conversion. As of the date of this quarterly report, the Company has 205,500 shares of Series C Preferred Stock outstanding.

On July 28, 2022, the Company issued 22,936,530 shares of common stock to an accredited investor in conversion of a promissory note issued June 30, 2020 in the principal amount of $21,000. An amount of $13,761 of the principal and interest on the note was converted at a per-share conversion price of $0.0006.

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

The outbreak of COVID-19 evolved into a global pandemic as COVID-19 spread to many regions of the world. In response to COVID-19, governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures have and may continue to adversely affect workforces, customers, supply chains, consumer sentiment, economies, and financial markets. In addition, decreased consumer spending has and may continue to lead to an economic downturn globally.

Specifically, numerous state and local jurisdictions have and may in the future impose shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary facility closures, work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations. As a result of COVID-19, we have experienced a reduction in sales of our products and slower lead times with respect to the manufacturing of our products. In addition, a downturn in the United States economy may have an adverse impact on discretionary consumer spending which may have a significant impact on our business operations and/or our ability to generate revenues and profits.

The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants such as the delta variant, and the actions to contain COVID-19 or treat its impact, among others. We do not yet know the full extent of the impacts of COVID-19 on our business; however, these effects could have a material impact on our operations and financial condition.

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

Our total operating and other expenses in excess of our gross profit have resulted in a net loss of $6,632,146 for the year ended December 31, 2021, and a net loss of $2,548,148 for the six months ended June 30, 2022, which, considered in light of our past financial performance, give rise to the going concern statement below. In furthering our business, as described in Item 1 above concerning our business and operations, we are seeking to license commercially viable green technologies that fulfill concrete market demands, and develop product applications that we can sell into the market. Our technology licensing and product development activities are spearheaded by Julia Otey-Roades, our Chief Executive Officer.

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

Going Concern

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, our independent auditors have indicated in their report on our June 30, 2022 financial statements that there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations – Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

Revenues were $311,156 for the three months ended June 30, 2022, and gross profit was $22,045, compared to none in the prior period. Revenues from the Company’s US and Canadian construction business began in late 2021 and in 2022.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $175,510 and $78,899 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, we incurred $75,000 in executive compensation and $124,250 in consulting fees compared to $75,000 of executive compensation and $119,930 in consulting for the three months ended June 30, 2021, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $230,689, including amortization of debt discount of $98,627, a derivative gain of $2,898,359, warrant gain of $8,400, a gain on the forgiveness of debt of $14,072, and an impairment of its investment of $25,161 during the three months ended June 30, 2022. The Company also recognized a loss of $337,037 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the three months ended June 30, 2021, the Company recognized interest expense of $628,351, including amortization of debt discount of $48,646, a derivative gain of $217,497, and a loss of $292,500 related to additional shares to be issued to MCOA under the Share Exchange Agreement.

As a result of the foregoing, we recorded net income of $1,975,229 and a net loss of $977,289 for the three months ended June 30, 2022 and 2021, respectively.

Results of Operations – Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Revenues were $427,761 for the six months ended June 30, 2022, and gross profit was $(3,655), compared to none in the prior period. Revenues from the Company’s US and Canadian construction business began in late 2021 and in 2022.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $310,964 and $142,404 the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, we incurred $150,000 in executive compensation and $171,750 in consulting fees compared to $350,000 of executive compensation and $546,597 in consulting fees for the six months ended June 30, 2021, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $603,625, including amortization of debt discount of $556,670, a derivative loss of $664,902, a warrant gain of $127,725, a gain on the forgiveness of debt of $14,072, a loss on the impairment of investment of $59,059 during the six months ended June 30, 2022. The Company also recognized a loss of $736,323 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the six months ended June 30, 2021, the Company recognized interest expense of $653,265, including amortization of debt discount of $63,717, a derivative gain of $224,875. The Company also recognized a loss of $292,500 related to additional shares to be issued to MCOA under the Share Exchange Agreement during the six months ended June 30, 2021.

As a result of the foregoing, we recorded a net loss of $2,558,481 and $1,760,056 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had cash of $22,458 and $28,534, respectively. Furthermore, the Company had a working capital deficit of $4,647,942 and $4,509,624 as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company used $498,123 of cash in operating activities due to its net loss of $2,558,481, partially offset by; amortization of debt discount of $556,670; expense from shares to be issued to MCOA under the share exchange agreement of $736,323, stock-based compensation expense of $75,000, derivative gain of $664,902 and an increase in accounts payable and accrued expenses of $311,012.

The Company had no cash used in investing activities during the six months ended June 30, 2022. The Company had cash used in investing activities of $61,740 for the purchase of intangible assets under license agreements during the six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company had net cash provided by financing activities of $487,613, primarily from $112,800 of proceeds on convertible debentures, $68,000 of proceeds from related party convertible debentures, proceeds from sale of common stock of $167,900, proceeds from sale of preferred C stock of $155,000, offset by repayments of convertible debentures of $8,500 and repayments of related party convertible debentures of $5,000 and repayments on notes payables of $2,587. The Company had cash net cash provided by financing activities of $296,350, primarily from $384,850 of proceeds on convertible debentures and proceeds from sale of common stock of $45,000, partially offset by repayments of convertible debentures of $133,500.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended December 31, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the six months ended June 30, 2022, the Company entered into purchase agreements for the sale of 166,250 shares of Series C Convertible Preferred Stock with Geneva Roth Remark Holdings. During the six months ended June 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock. During the quarter ended June 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

During the six months ended June 30, 2022, 115,369,190 shares of common stock were issued by the Company for the conversion of $238,632 in principal and interest of a convertible note.

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

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: August 22, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: August 22, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: August 22, 2022	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)