Form 10-Q
period 2022-09-30
ECO INNOVATION GROUP, INC.
filed 2023-01-06
CIK 1144169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of January 6, 2023 was 1,096,283,183 shares.

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

3

Item 1. Financial Statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15,398	$28,534
Accounts receivable	52,782	33,047
Prepaid expenses	222,758	82,498
Total Current Assets	290,938	144,079

Other Assets
Furniture and Equipment	33,982	41,974
Goodwill	103,188	103,188
Investment	12,580	75,833
Deposits and other assets	13,612	8,000
Total Other Assets	163,362	228,995
Total Assets	$454,300	$373,074

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable and accrued expenses	429,816	335,845
Accounts Payable related party	505,704	381,800
Convertible Notes Payable, net	183,642	129,219
Notes Payable	122,216	127,690
Deferred Revenue	7,302	—
Warrant Liability	3,600	135,525
Share Payable Liability	1,953,208	866,885
Derivative liabilities	725,974	2,328,234
Convertible Notes Payable Related Party, net	279,553	138,073
Series C Preferred stock liability, net	129,164	210,432
Total Current Liabilities	4,340,179	4,653,703

Total Liabilities	4,340,179	4,653,703

Stockholders' Deficit
Preferred stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 30,000,000 shares	30,000	30,000
Common stock, par value $0.0001, authorized 6,000,000,000 shares, issued and outstanding 780,605,058 and 196,912,036 shares at September 30, 2022 and December 31, 2021, respectively	78,063	19,691
Common shares to be issued, 0 and 1,000,000 as of September 30, 2022 and December 31, 2021, respectively	—	100
Additional paid-in capital	10,823,424	8,238,979
Other comprehensive income	6,701	(18)
Accumulated deficit	(14,831,992)	(12,594,976)
Total Stockholders' Deficit Attributable to Eco Innovation Group stockholders	(3,893,804)	(4,306,224)
Noncontrolling interest	7,925	25,595
Total stockholder's (Deficit)	(3,885,879)	(4,280,629)

TOTAL LIABILITIES and Stockholders' Deficit	$454,300	$373,074

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

CONSOLIDATED PROFIT AND LOSS STATEMENT

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenue	$191,231	$—	$618,992	$—
Cost of Revenue	133,277	—	564,693	—
Gross Profit	57,954	—	54,299	—

Operating Expenses
General and Administrative	196,916	245,036	507,881	387,440
Development and Manufacture Expenses	—	—	—	165
Executive Compensation	75,000	75,000	225,000	425,000
Consulting Fee	31,800	126,500	203,550	673,097
Total Operating Expense	303,716	446,536	936,431	1,485,702

Operating Loss	(245,762)	(446,536)	(882,132)	(1,485,702)

Other Income (Expenses)
Derivative gain (loss)	1,027,564	(64,080)	362,662	160,795
Warrant gain	4,200	22,282	131,925	22,282
Loss on conversion of debt	—	—	(8,692)	—
Impairment loss - Investment	(4,194)	—	(63,253)	—
Other expense	(350,000)	(38,519)	(1,086,323)	(331,019)
Interest expense	(105,248)	(110,874)	(708,873)	(764,139)
Total Other Income (Loss)	572,322	(191,191)	(1,372,554)	(912,081)

Net income (loss)	$326,560	$(637,727)	$(2,254,686)	$(2,397,783)

Net (income) loss attributable to noncontrolling interest	(87)	—	17,670	—

Net income (loss) attributable to Eco Innovation Group	$326,473	$(637,727)	$(2,237,016)	$(2,397,783)

Currency translation loss	1,890	—	6,719	—

Comprehensive Income (Loss)	$328,363	$(637,727)	$(2,230,297)	$(2,397,783)

Basic Earnings (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted Earnings (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding Basic	685,287,383	175,879,122	481,875,070	171,363,560
Weighted Average Common Shares Outstanding Diluted	2,629,540,226	175,879,122	481,875,070	171,363,560

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY/DEFICIT
For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock A		Common Stock		Common Stock to be issued		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Equity of Eco Innovation Group	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	30,000,000	$30,000	196,912,036	$19,691	1,000,000	$100	8,238,979	$(12,594,976)	$(18)	$(4,306,224)	$25,595	$(4,280,629)
Common stock issued for cash proceeds	—	—	34,000,000	3,400	—	—	164,500	—	—	167,900	—	167,900
Common stock issued for conversion of notes payable	—	—	89,769,190	8,978	—	—	201,494	—	—	210,472	—	210,472
Common stock issued for conversion of Series C preferred	—	—	67,414,457	6,743	—	—	121,882	—	—	128,625	—	128,625
Settlement of derivative liability upon conversion of notes payable	—	—	—	—	—	—	310,621	—	—	310,621	—	310,621
Net loss	—	—	—	—	—	—	—	(4,522,945)	—	(4,522,945)	(10,765)	(4,533,710)
Comprehensive Loss	—	—	—	—	—	—	—		4,836	4,836	—	4,836
Balance, March 31, 2022	30,000,000	$30,000	388,095,683	$38,812	1,000,000	$100	9,037,476	$(17,117,921)	$4,818	$(8,006,715)	$14,830	$(7,991,885)
Common stock issued for conversion of notes payable	—	—	25,600,000	2,560	—	—	25,600	—	—	28,160	—	28,160
Common stock issued for conversion of Series C preferred	—	—	86,478,147	8,647	—	—	95,041	—	—	103,688	—	103,688
Common stock issued for financing costs	—	—	13,219,047	1,322	—	—	37,369	—	—	38,691	—	38,691
Common stock issued for services	—	—	27,785,714	2,779	(1,000,000)	(100)	72,321	—	—	75,000	—	75,000
Common stock issued for settlement of liabilities	—	—	56,911,764	5,691	—	—	91,059	—	—	96,750	—	96,750
Settlement of derivative liability upon conversion of notes payable	—	—	—	—	—	—	1,218,566	—	—	1,218,566	—	1,218,566
Net income	—	—	—	—	—	—	—	1,959,456	—	1,959,456	(6,992)	1,952,464
Comprehensive Loss	—	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Balance, June 30, 2022	30,000,000	30,000	598,090,355	59,811	—	—	10,577,432	(15,158,465)	4,811	(4,486,411)	7,838	(4,478,573)
Common stock issued for conversion of notes payable			181,014,703	18,102			86,865			104,967		104,967
Common stock issued for services	—	—	1,500,000	150	—	—	1,650			1,800		1,800
Settlement of derivative liability upon conversion of notes payable							157,477			157,477		157,477
Net income								326,473		326,473	87	326,560
Comprehensive Loss									1,890	1,890		1,890
Balance, September 30, 2022	30,000,000	$30,000	780,605,058	$78,063	—	$—	10,823,424	$(14,831,992)	$6,701	$(3,893,804)	$7,925	$(3,885,879)

Balance, December 31, 2020	30,000,000	$30,000	139,930,680	$13,993	20,000,000	$20,000	6,386,060	$(5,959,540)	$—	$490,513	$—	$490,513
Common stock to be issued for services	—	—	10,000,000	1,000	(5,000,000)	(5,000)	339,000	—	—	335,000	—	335,000
Common stock for prepaid expenses	—	—	1,176,471	118	—	—	99,882	—	—	100,000	—	100,000
Common stock to issued for license agreement	—	—	15,000,000	1,500	(15,000,000)	(15,000)	13,500	—	—	—	—	—
Common stock issued for cash proceeds	—	—	749,999	75	—	—	44,925	—	—	45,000	—	45,000
Common stock issued for investment	—	—	10,833,333	1,083	—	—	648,917	—	—	650,000	—	650,000
Net loss	—	—	—	—	—	—	—	(782,767)	—	(782,767)	—	(782,767)
Balance, March 31, 2021	30,000,000	30,000	177,690,483	17,769	—	—	7,532,284	(6,742,307)	—	837,746	—	837,746
Common stock cancelled	—	—	(2,675,000)	(268)	—	—	268	—	—	—	—	—
Common stock issued for investment	—	—	—	—	13,240,741	13,241	—	—	—	13,241	—	13,241
Net loss	—	—	—	—	—	—	—	(977,289)	—	(977,289)	—	(977,289)
Balance, June 30, 2021	30,000,000	30,000	175,015,483	17,501	13,240,741	13,241	7,532,552	(7,719,596)	—	(126,302)	—	(126,302)
Common stock issued for cash proceeds	—	—	3,000,000	300	—	—	150	—	—	450	—	450
Common stock issued for services	—	—	1,500,000	150	—	—	174,450	—	—	174,600	—	174,600
Common stock to be issued for investment	—	—	—	—	1,516,477	1,516	—	—	—	1,516	—	1,516
Common stock issued for conversion of notes payable	—	—	5,675,342	568	—	—	13,620	—	—	14,188	—	14,188
Common stock issued for settlement of liabilities	—	—	850,000	85	—	—	33,915	—	—	34,000	—	34,000
Common stock issued for exercise of warrant	—	—	5,871,211	587	—	—	(587)	—	—	—	—	—
Settlement of warrant liability	—	—	—	—	—	—	195,682	—	—	195,682	—	195,682
Net loss	—	—	—	—	—	—	—	(637,727)	—	(637,727)	—	(637,727)
Balance, September 30, 2021	30,000,000	$30,000	191,912,036	$19,191	14,757,218	$14,757	7,949,782	$(8,357,323)	$—	$(343,593)	$—	$(343,593)

 See the accompanying notes to these unaudited consolidated financial statements.

ECO INNOVATION GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,254,686)	$(2,397,783)
Adjustments to reconcile net loss to net cash
used by operating activities:
Derivative (gain) loss	(362,662)	(160,795)
Warrant (gain) loss	(131,925)	(22,282)
Depreciation expense	7,992	—
Loss on conversion of debt	8,692	—
Investment impairment loss	63,253	—
Amortization of debt discount	647,418	184,333
Interest expense on derivative issuance	—	493,729
Share payable expense	1,086,323	331,018
Stock based compensation	76,800	509,600
Changes in operating assets and liabilities
Accounts receivable	(19,735)	—
Prepaid expenses	(25,872)	41,667
Deferred Revenue	7,302	—
Accounts payable and accrued expenses	246,192	649,825
Accounts payable related party	114,327	—
Net cash used in operating activities	(536,581)	(370,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	(1,000)
Purchase of intangible assets	—	(67,640)
Net cash used in investing activities	—	(68,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	112,800	505,482
Repayment of convertible debentures	(8,500)	(217,250)
Proceeds from sale of common stock	167,900	45,450
Proceeds from sale of preferred C stock	190,000	115,000
Repayment of notes payable	(2,509)	—
Proceeds from convertible notes payable, related party	68,000	—
Repayment of convertible notes payable, related party	(8,000)
Net cash provided by financing activities	519,691	448,682

Effect of foreign exchange on cash	3,754	—

Change in cash	(13,136)	9,354
Cash, beginning of period	28,534	84
Cash, end of period	$15,398	$9,438

Supplemental Cash Flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$44,155

Non-Cash transactions
Common stock issued for investment	$—	$650,000
Common stock issued for Conversion of notes payable	$305,827	$14,188
Common stock issued for prepaid expenses	$—	$100,000
Common stock issued for Conversion of Series C Preferred stock liability	$232,313	$—
Discount issued on convertible debt	$188,000	$—
Intangible asset Capitalized	$—	$249,560
Settlement of derivative liability upon conversion of notes payable	$617,480	$—
Extinguishment of liabilities upon debt modification	$1,069,184	$—

See the accompanying notes to these unaudited consolidated financial statements

ECO INNOVATION GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022

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

On February 20, 2020, the Company increased its authorized common shares to 500,000,000 with a par value of $0.001, on December 21, 2021, the Company increased its authorized common shares to 1,000,000,000 with a par value of $0.001, and on April 1, 2022, the Company increased its authorized common shares to 2,000,000,000 with a par value of $0.0001. On June 8, 2022, the Company increased its authorized common stock from 2,000,000,000 shares at $0.0001 par value per share to 5,000,000,000 shares at $0.0001 par value per share, effective June 9, 2022. On September 22, 2022, the Company increased its authorized common stock from 5,000,000,000 shares at $0.0001 par value per share to 6,000,000,000 shares at $0.0001 par value per share, effective September 23, 2022.

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 205,000 shares issued and outstanding as of September 30, 2022. Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash or cash equivalent balances in excess of federally insured amounts. The Company’s policy is to invest excess funds in only well capitalized financial institutions.

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

Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. During the nine months ended September 30, 2022, and the year ended December 31, 2021, the Company evaluated long lived assets for impairment determined no impairment was necessary.

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

The following summarizes the fair value of assets and liabilities measured on a recurring basis:

September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	725,974	725,974

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$—	$—	$—
Liabilities
Derivative liability	—	—	2,328,234	2,328,234

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non- employees be recognized as compensation expense in the consolidated financial statements based on their fair values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of September 30, 2022, the Company has not adopted a Stock Option Plan and has not issued any options.

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

The Company had $191,231 and $618,992 in revenues during the three and nine months ended September 30, 2022 and $0 in revenues During the nine months ended September 30, 2021, all related to construction projects in its subsidiaries.

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

NOTE 2. GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had net losses of $2,254,686 and $6,632,146 during the nine months ended September 30, 2022 and the year ended December 31, 2021 , respectively and an accumulated deficit of $14,831,992 and $12,594,976 at September 30, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are to obtain additional financing in the debt and equity markets while it develops its business model. The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 50,000,000 shares of Preferred Stock, of which 30,000,000 shares have been designated as Series A Convertible Preferred Stock, with 30,000,000 shares issued and outstanding, and 1,000,000 million shares have been designated as Series C Convertible Preferred Stock, with 205,000 shares issued and outstanding as of September 30, 2022.

Holders of Series A Convertible Preferred Stock hold rights to vote on all matter requiring a shareholder vote at 100 common shares vote equivalent for each share of Series A Convertible Preferred Stock held. As of the date of this filing, our CEO, CFO, board chair and sole director, Julia Otey-Raudes, is the sole holder of the 30,000,000 Series A Convertible Preferred Stock outstanding.

The Series C Convertible Preferred Stock, with 1,000,000 shares authorized and 205,000 issued and outstanding at September 30, 2022, has no voting rights, has a Stated Value of $1.00 per share, and with a par value of $0.001 per share, is redeemable after issuance by the Company at various increased prices at time intervals up to the 6-month anniversary of issuance and is mandatorily fully redeemable on the 12-month anniversary of issuance. The Series C Preferred Stock is convertible by the holder into our common shares, commencing on the 6-month anniversary of issuance at a 37% discount to the public market price.

On July 15, 2021, the Company designated 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks senior to the common stock with respect to dividends and right of liquidation and has no voting rights. The Series C Convertible Preferred Stock has a 10% cumulative annual dividend. Upon the occurrence and during the continuation of any Event of Default. In the event of default, the dividend rate increases to 22%. The Company may not, with consent of a majority of the holders of Series C Convertible Preferred Stock, alter or changes the rights of the Series C Convertible Preferred Stock, amend the articles of incorporation, create any other class of stock ranking senior to the Series C Convertible Preferred Stock, increase the authorized shares of Series C Convertible Preferred Stock, or liquidate or dissolve the Company. Beginning 180 days from issuance, the Series C Convertible Preferred Stock may be converted into common stock at a price based on 63% of the average of the two lowest trading prices during the 15 days prior to conversion. The Company may redeem the Series C Convertible Preferred Stock during the first 180 days from issuance, subject to early redemption penalties of up to 35%. The Series C Convertible Preferred Stock must be redeemed by the Company 12 months following issuance if not previously redeemed or converted. Based on the terms of the Series C Convertible Preferred Stock, the Company determined that the preferred stock is mandatorily redeemable and will be accounted for as a liability under ASC 480.

During the nine months ended September 30, 2022, the Company entered into purchase agreements for the sale of 205,000 shares of Series C Convertible Preferred Stock with Geneva Roth Remark Holdings. As of September 30, 2022, the Company owes $7,650 in accrued dividends, reflected as interest expense, and the carrying value of the Series C Preferred stock was $129,164, net of unamortized discount of $75,836. During the nine months ended September 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this quarterly report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until December 22, 2022, the date of filing of this Report, we were in default under the certificate of designations for the Series C Convertible Preferred Stock with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 5, 2022, the Company received a written notice of default from Geneva Roth Remark Holdings.

Common Stock

The Company has 6,000,000,000 shares of $0.0001 par value per share common stock authorized.

On September 22, 2022, following approval by the Company’s Board of Directors and a majority of the outstanding voting stock of the Company, the Company filed Fifth Amended and Restated Articles of Incorporation with the State of Nevada reflecting an increase in the Company’s authorized common stock from 5,000,000,000 shares at $0.0001 par value per share to 6,000,000,000 shares at $0.0001 par value per share, effective September 23, 2022.

During the nine months ended September 30, 2022, 296,383,893 shares of common stock were issued by the Company for the conversion of $343,599 in principal and interest of a convertible note.

During the nine months ended September 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

During the nine months ended September 30, 2022, 13,219,047 shares of common stock with a fair value of $38,691 were issued by the Company for financing costs in relation to debt issuances.

During the nine months ended September 30, 2022, 29,285,714 shares of common stock were issued by the Company for services rendered with a fair value of $76,800.

During the nine months ended September 30, 2022, 56,911,764 shares of common stock were issued by the Company with a fair value of $96,750 for the settlement of $96,750 in liabilities.

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

Under the Asset Purchase Agreement, the Company agreed to pay Boetzkes one million shares of the Company’s restricted common stock and assume as liability a contingent cash payment to Spruce Construction in the amount of approximately $104,000, specifically to pay, from future net cash flow over the next 12 months, certain of Spruce Construction’s expenses and liabilities, to purchase from Spruce Construction for substantially all of the assets and business of Spruce Construction, consisting of vehicles, tools and equipment for the construction industry, the Spruce Construction name, and the existing book of construction business of Spruce Construction. Pursuant to the Asset Purchase Agreement, the Company, Boetzkes and Patrick Laurie, the CEO of the Company’s Canadian technology subsidiary, ECOIG Canada, have formed a new Alberta Business Corporation to own and deploy the acquired construction assets, named Spruce Engineering & Construction Inc. The Company owns 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%.

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

On April 21, 2022, the Company entered into an amendment number one to the Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date for the contingent cash payments under the Asset Purchase Agreement in the amount of approximately $104,000 USD ($130,000 CAD) due to Spruce Construction under the Asset Purchase Agreement. Under the Asset Purchase Agreement the $104,000 USD ($130,000 CAD) payment was due at 6 months after closing, and pursuant to the April 21, 2022 first amendment, that payment was due at 12 months after the closing date, or October 3, 2022. As of the date of this filing, none of the contingent cash payments have been made to Spruce Construction under the Asset Purchase Agreement. On December 29, 2022, the Company entered into an amendment number two to the Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date and establish a monthly pay schedule for the approximately $104,000 USD ($130,000 CAD) in total due to Boetzkes and Spruce Construction under the Asset Purchase Agreement. Under the December 29, 2022 second amendment, monthly payments of approximately $3,000 are now due beginning on January 31, 2023 to continue until the entire balance is paid. Additionally, the Company agreed to provide compensation to Boetzkes of one million restricted common shares in consideration for the failure to pay by the original APA deadline, which was a result of inadequate net cash flows within Spruce Engineering & Construction, Inc.

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

The aggregate preliminary fair value of consideration for the Spruce Construction acquisition was as follows:

Amount
Notes payable issued to seller	103,689
1,000,000 shares of common stock	23,000
Noncontrolling interest	22,000
Total preliminary consideration transferred	$148,689

During the nine months ended September 30, 2022, the Company has paid $0 against the note payable due on October 3, 2022.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Accrued officer compensation as of September 30, 2022 and December 31, 2021 was $477,042 and $381,800 related to services rendered by the Company’s Chief Executive officer, which is included under accounts payable related party.

Accrued material purchases as of September 30, 2022 and December 31, 2021, was $28,662 and $0 related to materials purchased by a related party on behalf of the Company, which is included under accounts payable related party.

NOTE 7. CONVERTIBLE NOTES

Convertible Notes Payable

On March 22, 2021, the Company entered into a convertible promissory note agreement with Claudia Villalta for the issuance of a convertible promissory note with a principal balance of $30,000. The note carries a 10% interest rate per annum and is convertible at a fixed price of $0.06 a share into a total of 500,000 common shares. Due to the variable conversion feature on the other notes, this note is tainted with no net share settlement available, the note conversion feature was bifurcated from the note and recorded as a derivative liability. This note was in default as of September 30, 2022.

On June 4, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund, LP (“Labrys”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of June 3, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,000,000. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $225,000 (the “Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum. The Labrys Note carries an original issue discount (“OID”) of $22,500. Accordingly, on the Closing Date (as defined in the Labrys SPA), Labrys paid the purchase price of $202,500 in exchange for the Labrys Note. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Labrys Note) at any time at a fixed conversion price equal to $0.023 per share but can be reset if the Company issues instruments at a lower price. The Company paid $14,650 of deferred financing costs which are amortized through the maturity date of the note. During the year ended December 31, 2021 the Company made payments of $77,000, reducing the outstanding note balance to $148,000. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the nine months ended September 30, 2022, $139,500 of principal and $27,000 in accrued interest was converted into 54,369,190 shares of common stock. In addition, the Company repaid $8,500 in principal to settle the note in full.

On August 23, 2021, the Company entered into a securities purchase agreement (the “Blue Lake SPA”) with Blue Lake Partners, LLC (“Blue Lake”), pursuant to which the Company issued a 12% promissory note (the “Blue Lake Note”) with a maturity date of August 23, 2022 (the “Blue Lake Maturity Date”), in the principal sum of $150,000. Pursuant to the terms of the Blue Lake Note, the Company agreed to pay to $150,000 (the “Principal Sum”) to Blue Lake and to pay interest on the principal balance at the rate of 12% per annum. The Blue Lake Note carries an original issue discount (“OID”) of $15,000. Accordingly, on the Closing Date (as defined in the Blue Lake SPA), Blue Lake retained an additional $9,450 of legal fees and paid the purchase price of $125,500 in exchange for the Blue Lake Note. Blue Lake may convert the Blue Lake Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Blue Lake Note) at any time at a fixed conversion price equal to $0.02 per share but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the nine months ended September 30, 2022, $100,116 of principal was converted into 111,680,000 shares of common stock.

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

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this Report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until December 22, 2022, the date of filing of this Report, we were in default under the Blue Lake Note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. As of the filing date, the Company has not received a notice of default regarding the Blue Lake Note.

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

The Blue Lake SPA and the Blue Lake Note contain covenants and restrictions common with this type of debt transaction. Furthermore, the Company are subject to certain negative covenants under the Blue Lake SPA and the Blue Lake Note, which we believe are customary for transactions of this type. At September 30, 2022, we were in compliance with all covenants and restrictions.

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

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this quarterly report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until December 22, 2022, the date of filing of this Report, we were in default under the Coventry Note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 21, 2022, the Company received a written notice of default from Coventry Enterprises, informing us that the default provisions of the note were in effect, bringing the principal balance of the note from $150,000 to $180,000.

On February 4, 2022, the Company entered into a convertible promissory note (the “SRAX Note”) with SRAX, Inc (“SRAX”), pursuant to which the Company issued a 1% promissory note with a maturity date of February 4, 2025 (the “SRAX Maturity Date”), in the principal sum of $120,000. Pursuant to the terms of the SRAX Note, the Company agreed to pay $120,000 (the “Principal Sum”) to SRAX and to pay interest on the principal balance at the rate of 1% per annum. The SRAX Note was issued in exchange for services rendered. SRAX may convert the SRAX Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the SRAX Note) at the lower of $0.0033 or 85% of the lowest per-share during the 5 trading day period before the conversion.

Convertible notes payable are comprised of the following:

	September 30,	December 31,
	2022	2021
Convertible note payable – Claudia Magdalena Villalta	$30,000	$30,000
Convertible note payable – Labrys	$—	$148,000
Convertible notes payable- Blue Lake Holdings	$49,884	$150,000
Convertible note payable – Coventry	$150,000	$—
Convertible note payable – SRAX	$88,500	$—
Total	$318,384	$328,000
Less debt discounts	$(134,742)	$(198,781)
Net	$183,642	$129,219
Less current portion	$(183,642)	$(129,219)
Long term portion	$—	$—

As of September 30, 2022, there were 988,668,188 shares of common stock that may be issued under the convertible notes payable described above.

As of September 30, 2022 and December 31, 2021, unamortized debt discount was $134,712 and $198,781, respectively. During the nine months ended September 30, 2022, the Company amortized debt discount of $251,239 to interest expense. Accrued interest on convertible notes was $40,234 as of September 30, 2022.

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

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this Report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until January 6, 2023, the date of filing of this Report, we were in default under the note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 23, 2022, the Company received a written notice of default from Robert L. Hymers III, informing us that the default provisions of the note were in effect.

On December 9, 2019, the Company executed a convertible note with Pinnacle Consulting Services Inc. (“Pinnacle”), which is owned by Robert L. Hymers III, for $40,000 which matured on June 9, 2020. This note bears interest at 5% per annum, which is convertible into shares of the Company’s common stock. The note is convertible at the option of the holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under the note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability. This note was in default as of September 30, 2022. On December 23, 2022, the Company received a additional written notice of default from Robert L. Hymers III, confirming that the default provisions of the note were in effect and the note was in default as of September 30, 2022.

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this Report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until January 6, 2023, the date of filing of this Report, we were in default under the note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 23, 2022, the Company received a written notice of default from Robert L. Hymers III, informing us that the default provisions of the note were in effect.

On September 30, 2020, the Company executed a convertible note with Pinnacle for $21,000 due on September 30, 2021. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, which is a 35% discount of the lowest reported sale price of the common stock for the 15 trading days immediately prior to the date of conversion. Due to the variable conversion feature, the note conversion feature was bifurcated from the note and recorded as a derivative liability. During the nine months ended September 30, 2022 the note and all accrued interest was converted in full into 46,894,863.

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

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this Report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until January 6, 2023, the date of filing of this Report, we were in default under the note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 23, 2022, the Company received a written notice of default from Robert L. Hymers III, informing us that the default provisions of the note were in effect.

On March 23, 2022, the Company executed a convertible note with Robert Hymers for $55,000 due on September 19, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price, $0.000098. On April 21, 2022, the Company and Hymers entered into a debt exchange agreement, whereby the Company exchanged the $55,000 Note convertible at a Conversion Price of $0.000098 per share for a $60,000 note convertible at $0.002 per share, all other note terms remaining unchanged. The Company determined that due to the change in fair value of the conversion option being significant, the modification of the note should be accounted for as a debt extinguishment, with the resulting loss on extinguishment being recorded in additional paid-in capital because Mr. Hymers is a related party. On December 23, 2022, the Company received a written notice of default from Robert L. Hymers III, informing us that the default provisions of the note were in effect.

On March 25, 2022, the Company executed a convertible note with Alma Otey, a related party, for $23,000, due on July 13, 2022. This note bears interest at 10% per annum and is convertible (in whole or in part), at the option of the Holder, into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of the outstanding principal balance under this Note by the Conversion Price of $0.000098 but can be reset if the Company issues instruments at a lower price. Due to the dilutive issuance clauses on the conversion price, the note conversion feature was bifurcated from the note and recorded as a derivative liability. The note requires monthly payments of $7,333 until the balance is paid in full. During the nine months ended September 30, 2022, the Company has made payments of $5,000 on the note.

Convertible notes payable – related parties are comprised of the following:

	September 30,	December 31,
	2022	2021
Convertible notes payable – Pinnacle Consulting Services	$205,000	$241,000
Convertible notes payable – Robert Hymers	$63,153	$4,875
Convertible notes payable- Alma Otey	$15,000	$—
Total	$283,153	$245,875
Less debt discounts	$(3,600)	$(107,802)
Net	$279,553	$138,073
Less current portion	$(279,553)	$(138,073)
Long term portion	$—	$—

As of September 30, 2022, there were 288,484,301 shares of common stock that may be issued under the related party convertible notes payable described above.

As of September 30, 2022 and December 31, 2021, unamortized debt discount was $3,600 and $107,802, respectively. During the quarter ended September 30, 2022, the Company amortized debt discount of $218,195 to interest expense. Accrued interest on convertible notes was $10,892 as of September 30, 2022.

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

During the quarter ended September 30, 2022, the fair value of new derivative liabilities on the new issuance of debt and Preferred C Shares amounted to $504,501 upon inception, with debt discount of $504,501 recognized. The Company recognized a combined loss on the change in fair value of the derivative liability and settlement of derivatives through payment of convertible notes of $373,841 during the nine months ended September 30, 2022. The Black Scholes valuation model included inputs of volatility of between 209% and 705%, a dividend yield of 0%, risk free rate of 0.28%-4.25% and a term of between 0.5 years and 4.5 years.

The table below presents the change in the fair value of the derivative liability:

Fair Value as of January 1, 2022	$2,328,234
Initial recognition of derivative added as debt discount	504,501
Settlement of derivative liability as a result of conversion of convertible notes	(617,480)
Settlement of derivative liability as a result of extinguishment of convertible notes	(1,126,619)
Market-to-Market	(362,662)
Fair Value as of September 30, 2022	725,974

NOTE 8. SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company issued 276,778,125 shares of common stock to Geneva Roth Remark Holdings, Inc. in conversion of 84,350 shares of Series C Convertible Preferred Stock.

On November 1, 2022, the Company issued 38,900,000 shares of common stock to an accredited investor in conversion of a promissory note issued August 23, 2021 in the principal amount of $150,000. An amount of $18,672 of the principal and interest on the note was converted at a per-share conversion price of $0.00048.

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

Our total operating and other expenses in excess of our gross profit have resulted in a net loss of $6,632,146 for the year ended December 31, 2021, and a net loss of $2,254,686 for the nine months ended September 30, 2022, which, considered in light of our past financial performance, give rise to the going concern statement below. In furthering our business, as described in Item 1 above concerning our business and operations, we are seeking to license commercially viable green technologies that fulfill concrete market demands, and develop product applications that we can sell into the market. Our technology licensing and product development activities are spearheaded by Julia Otey-Raudes, our Chief Executive Officer.

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

Under the Asset Purchase Agreement, the Company agreed to pay Boetzkes one million shares of the Company’s restricted common stock and assume as liability a contingent cash payment to Spruce Construction in the amount of approximately $104,000, specifically to pay, from future net cash flow over the next 12 months, certain of Spruce Construction’s expenses and liabilities , to purchase from Spruce Construction substantially all of the assets and business of Spruce Construction, consisting of vehicles, tools and equipment for the construction industry, the Spruce Construction name, and the existing book of construction business of Spruce Construction. Pursuant to the Asset Purchase Agreement, the Company, Boetzkes and Patrick Laurie, the CEO of the Company’s Canadian technology subsidiary, ECOIG Canada, have formed a new Alberta Business Corporation to own and deploy the acquired construction assets, named Spruce Engineering & Construction Inc. The Company owns 85% of the voting interests of Spruce Engineering & Construction Inc., with Boetzkes owning 10% and Patrick Laurie 5%.

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

On April 21, 2022, the Company entered into an amendment number one to the Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date for the contingent cash payments under the Asset Purchase Agreement in the amount of approximately $104,000 USD ($130,000 CAD) due to Spruce Construction under the Asset Purchase Agreement. Under the Asset Purchase Agreement the $104,000 USD ($130,000 CAD) payment was due at 6 months after closing, and pursuant to the April 21, 2022 first amendment, that payment was due at 12 months after the closing date, or October 3, 2022. As of the date of this filing, none of the contingent cash payments have been made to Spruce Construction under the Asset Purchase Agreement. On December 29, 2022, the Company entered into an amendment number two to the Asset Purchase Agreement with Boetzkes and Spruce Construction, to extend the due date and establish a monthly pay schedule for the approximately $104,000 USD ($130,000 CAD) due to Boetzkes and Spruce Construction under the Asset Purchase Agreement. Under the December 29, 2022 second amendment, monthly payments of $4,000 are now due beginning on January 31, 2023 to continue until the entire balance is paid. Additionally, the Company agreed to provide compensation to Boetzkes of one million restricted common shares in consideration for the failure to pay by the original APA deadline, which was a result of inadequate net cash flows within Spruce Engineering & Construction, Inc.

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

Results of Operations – Three months Ended September 30, 2022 compared to Three months Ended September 30, 2021

Revenues were $191,231 for the three months ended September 30, 2022, and gross profit was $57,954, compared to none in the prior period. Revenues from the Company’s US and Canadian construction business began in late 2021 and in 2022.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $196,916 and $245,036 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, we incurred $75,000 in executive compensation and $31,800 in consulting fees compared to $75,000 of executive compensation and $126,500 in consulting for the three months ended September 30, 2021, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $105,248, including amortization of debt discount of $104,907, a derivative gain of $1,027,564, warrant gain of $4,200, and an impairment of its investment of $4,194 during the three months ended September 30, 2022. The Company also recognized a loss of $350,000 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the three months ended September 30, 2021, the Company recognized interest expense of $110,874, including amortization of debt discount of $119,548, a derivative loss of $64,080, A warrant fair value adjustment gain of $22,282 and a loss of $38,519 related to additional shares to be issued to MCOA under the Share Exchange Agreement.

As a result of the foregoing, we recorded net income of $326,560 and a net loss of $637,727 for the three months ended September 30, 2022 and 2021, respectively.

Results of Operations – Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Revenues were $618,992 for the nine months ended September 30, 2022, and gross profit was $54,299, compared to none in the prior period. Revenues from the Company’s US and Canadian construction business began in late 2021 and in 2022.

Selling, general and administrative expenses consist primarily of payroll, professional fees, sales and marketing, research and development and other operating expenses. Selling, general and administrative expenses totaled $507,881 and $387,440 the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, we incurred $225,000 in executive compensation and $203,550 in consulting fees compared to $425,000 of executive compensation and $673,097 in consulting fees for the nine months ended September 30, 2021, respectively, primarily from stock-based compensation.

The Company also recognized interest expense of $708,873, including amortization of debt discount of $647,418, a derivative loss of $362,662, a warrant gain of $131,925, a loss on the forgiveness of debt of $8,692, a loss on the impairment of investment of $63,253. During the nine months ended September 30, 2022, the Company also recognized a loss of $1,086,323 related to additional shares to be issued to MCOA under the Share Exchange Agreement. During the nine months ended September 30, 2021, the Company recognized interest expense of $764,139, including amortization of debt discount of $184,333, a derivative gain of $160,795 a warrant fair value adjustment gain of $22,282. The Company also recognized a loss of $331,019 related to additional shares to be issued to MCOA under the Share Exchange Agreement during the nine months ended September 30, 2021.

As a result of the foregoing, we recorded a net loss of $2,254,686 and $2,397,783 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had cash of $15,398 and $28,534, respectively. Furthermore, the Company had a working capital deficit of $4,049,241 and $4,509,624 as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company used $536,581 of cash in operating activities due to its net loss of $2,254,686, partially offset by; amortization of debt discount of $647,418; expense from shares to be issued to MCOA under the share exchange agreement of $1,086,323, stock-based compensation expense of $76,800, derivative gain of $362,662 and an increase in accounts payable and accrued expenses of $246,192.

The Company had no cash used in investing activities during the nine months ended September 30, 2022. The Company had cash used in investing activities of $68,640 for the purchase of intangible assets under license agreements and purchase of furniture and equipment during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company had net cash provided by financing activities of $519,691, primarily from $112,800 of proceeds on convertible debentures, $68,000 of proceeds from related party convertible debentures, proceeds from sale of common stock of $167,900, proceeds from sale of preferred C stock of $190,000, offset by repayments of convertible debentures of $8,500 and repayments of related party convertible debentures of $8,000 and repayments on notes payables of $2,509. The Company had cash net cash provided by financing activities of $448,682, primarily from $505,482 of proceeds on convertible debentures, $115,000 proceeds from sale of preferred C stock and proceeds from sale of common stock of $45,450, partially offset by repayments of convertible debentures of $217,250.

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

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company entered into purchase agreements for the sale of 205,000 shares of Series C Convertible Preferred Stock with Geneva Roth Remark Holdings. During the nine months ended September 30, 2022, $221,250 of Series C Convertible Preferred Stock and accrued dividends of $11,063 were converted into 153,892,604 shares of common stock.

During the nine months ended September 30, 2022, 296,383,893 shares of common stock were issued by the Company for the conversion of $343,599 in principal and interest of a convertible note.

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

On November 14, 2022, we filed with the SEC a Notification of Late Filing pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 indicating that we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, which was due on or before November 14, 2022. We indicated at the time that we expected to file this quarterly report no later than November 19, 2022, which is the fifth calendar day filing extension period afforded registrants under Rule 12b-25 of the Securities Exchange Act of 1934. As of November 19, 2022, however, we remained unable to file this quarterly report. As such, from November 19, 2022 until December 22, 2022, the date of filing of this Report, we were in default under the Coventry Note with respect to its compliance requirements, as a result of our delay in filing this quarterly report with the SEC. On December 21, 2022, the Company received a written notice of default from Coventry Enterprises, informing us that the default provisions of the note were in effect, bringing the principal balance of the note from $150,000 to $180,000.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
10.1*	Second Amendment to Asset Purchase Agreement by and between Issuer, Spruce Engineering & Construction, Inc., Spruce Construction, Inc., and Timothy Boetzkes, dated December 29, 2022.

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	iXBRL INSTANCE

101.SCH*	iXBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	iXBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	iXBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	iXBRL TAXONOMY EXTENSION LABELS

101.PRE*	iXBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO INNOVATION GROUP, INC.
(Registrant)

Dated: January 6, 2023		/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: January 6, 2023	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 6, 2023	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
President, Secretary, Treasurer and Director
(Principal Executive Officer,)

Dated: January 6, 2023	By:	/s/ Julia Otey-Raudes
Julia Otey-Raudes
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

